Form 10-Q
period 2000-07-31
CERTICOM CORP
filed 2000-09-14
CIK 1075710

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___


                        Commission File Number: 001-15010

                                 CERTICOM CORP.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Yukon Territory, Canada                                      Not Applicable
-----------------------                                      -------------------
(Province or other                                           (I.R.S. Employer
jurisdiction of                                              Identification No.)
incorporation)


25801 Industrial Boulevard
Hayward, California                                          94545
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (510) 780-5400
                    -----------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

As of September 11, 2000, there were 25,853,749 of registrant's common shares, no par value, outstanding.

                                TABLE OF CONTENTS
                                                                                                              Page
Exchange Rate Information................................................................................     1

Special Note Regarding Forward-Looking Statements........................................................     1

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.............................................................................     2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............     7

            Factors That May Affect Operating Results....................................................     12

Item 3. Quantitative and Qualitative Disclosure About Market Risk........................................     22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................................................     23

Item 2. Changes in Securities and Use of Proceeds........................................................     23

Item 6. Exhibits and Reports on Form 8-K.................................................................     24

Signatures...............................................................................................     25


     All information in this Form 10-Q gives effect to the 2-for-1 split of our outstanding common shares which was effective on July 12, 2000.

     Certicom(R), certicom encryption(TM), SSL Plus(TM), SSL Plus for Embedded Systems(TM), WTLS Plus(TM), Certifax(TM), Certilock(TM), Security Builder(R), MobileTrust(TM), and Trustpoint(TM) are trademarks of Certicom.

     In this Form 10-Q, the terms "Certicom," "we," "us," and "our" refer to Certicom Corp., a Yukon Territory corporation, and/or its subsidiaries.

                            EXCHANGE RATE INFORMATION

     Unless otherwise indicated, all dollar amounts in this Form 10-Q are expressed in United States dollars. References to "$" or "U.S.$" are to United States dollars, and references to "Cdn.$" are to Canadian dollars. The following table sets forth, for each period indicated, information concerning the exchange rates between U.S. dollars and Canadian dollars based on the noon buying rate in the City of New York on the last business day of each month during the period for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). The table illustrates the portion of a U.S. dollar it would take to buy one Canadian dollar.

                                                U.S.$ per Cdn.$
                                                Noon Buying Rate
                                                ----------------
                                 Average(1)     Low         High     Period End
                                 ----------     ---         ----     ----------
    Twelve months ended
    -------------------
    April 30, 2000                 0.6804      0.6969      0.6607      0.6756

    Three months ended
    ------------------
    July 31, 1999                  0.6787      0.6891      0.6607      0.6639
    July 31, 2000                  0.6740      0.6831      0.6629      0.6720

-------------

(1) The average of the daily Noon Buying Rates on the last business day of each month during the period.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. When used in this document, the words "may," "would," "could," "will," "intend," "plan," "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, those which are discussed in "Factors That May Affect Operating Results" beginning on page 12 of this Form 10-Q, in our Annual Report on Form 10-K and in other documents that we file with the Securities and Exchange Commission and Canadian securities regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as intended, planned, anticipated, believed, estimated or expected. We do not intend, and do not assume any obligation, to update these forward-looking statements.

                                            PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                                           CERTICOM CORP. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands of U.S. dollars, except number of shares)
                                                                                     April 30,         July 31,
                                                                                       2000              2000
                                                                                   --------------    --------------
                                                                                                      (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                          $ 10,508         $  50,251
     Marketable securities, available for sale                                             2,550             3,585
     Accounts receivable (net of allowance for doubtful
        accounts of $161 and $211, respectively)                                           3,862             3,525
     Unbilled receivables                                                                  2,115             2,198
     Inventories                                                                             218               250
     Prepaid expenses and deposits                                                         1,740             1,281
-------------------------------------------------------------------------------------------------------------------
        Total current assets                                                              20,993            61,090

Property and equipment, net                                                                5,213             5,794

Patents                                                                                      873               953

Acquired intangibles (net of accumulated
     amortization of $10,586 and $12,662, respectively)                                   24,437            22,361
-------------------------------------------------------------------------------------------------------------------
        Total assets                                                                    $ 51,516         $  90,198
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                    $   974         $   2,437
     Accrued liabilities                                                                   2,107             2,742
     Income taxes payable                                                                    430               516
     Deferred revenue                                                                        909             1,122
     Note payable                                                                         10,000                 -
-------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                         14,420             6,817

Lease inducements                                                                          1,105             1,064
-------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                 15,525             7,881

Shareholders' equity:
     Common shares, no par value; shares authorized: unlimited;
       shares issued and outstanding: 23,087,866 and 25,747,549, respectively (1)         80,859           133,386
     Additional paid-in capital                                                           11,922            13,851
     Deferred compensation expense                                                             -            (1,516)
     Accumulated other comprehensive loss                                                 (2,497)           (2,464)
     Deficit                                                                             (54,293)          (60,940)
-------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                        35,991            82,317
-------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                      $ 51,516         $  90,198
===================================================================================================================

(1) Number of shares has been retroactively adjusted to reflect the 2-for-1 stock split which was effective on  July 12, 2000.

                       See accompanying notes to condensed consolidated financial statements.

                                          CERTICOM CORP. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands of U.S. dollars, except number of shares and per share data)
                                                                               Three months ended July 31,
                                                                                 1999                2000
                                                                            ----------------     --------------
                                                                              (Unaudited)         (Unaudited)
Revenues                                                                        $     2,148        $     5,053
---------------------------------------------------------------------------------------------------------------

Costs and expenses:
      Selling and marketing                                                           1,272              3,139
      Research and development                                                          810              2,428
      Depreciation and amortization                                                   1,730              2,748
      General and administrative (including deferred compensation
           amortization of $0 and $111, respectively)                                 1,533              2,583
      Consulting and systems integration                                                322              1,019
      Cost of hardware sold                                                               9                232
---------------------------------------------------------------------------------------------------------------
           Total costs and expenses                                                   5,676             12,149

Operating loss                                                                       (3,528)            (7,096)

Non-cash interest income (expense)                                                        -               (423)
Interest income (expense), net                                                         (70)                952
---------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                             (3,598)            (6,567)

Income taxes                                                                             78                 80
---------------------------------------------------------------------------------------------------------------
Net loss                                                                             (3,676)            (6,647)

Other comprehensive income:
      Unrealized gain on marketable securities, available for sale                        -                 33
---------------------------------------------------------------------------------------------------------------

Comprehensive loss                                                              $    (3,676)       $    (6,614)
---------------------------------------------------------------------------------------------------------------


Basic and diluted net loss per share (1)                                        $     (0.17)       $     (0.26)
===============================================================================================================

Shares used in computing basic and diluted net loss per share (1)                21,842,677         25,571,708
===============================================================================================================

(1)  Number of shares and per share data have been retroactively adjusted to reflect the 2-for-1 stock split which was effective on July 12, 2000.

                     See accompanying notes to condensed consolidated financial statements.

                                        CERTICOM CORP. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands of U.S. dollars)
                                                                               Three months ended July 31,
                                                                                 1999                2000
                                                                            ----------------    ---------------
                                                                              (Unaudited)        (Unaudited)
Cash flows from operating activities:
     Net loss                                                                    $  (3,676)         $   (6,647)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                                  280                 672
        Amortization of acquired intangibles                                         1,478               2,076
        Stock compensation                                                              80                 190
        Non-cash interest expense                                                        -                 423
        Changes in non-cash working capital items                                   (1,385)              3,071
---------------------------------------------------------------------------------------------------------------
           Net cash used in operating activities                                    (3,223)               (215)
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of property and equipment                                               (659)             (1,247)
     Patents                                                                           (79)                (86)
     Purchase of marketable securities, available for sale                          (5,334)             (1,035)
     Sales and maturities of marketable securities, available for sale               8,914                   -
---------------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by investing activities                       2,842              (2,368)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Issuance of common shares                                                          33              52,326
     Note payable                                                                        -             (10,000)
---------------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                                    33              42,326
---------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and equivalents                                           (348)             39,743
Cash and equivalents, beginning of period                                            1,400              10,508
---------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                              $   1,052          $   50,251
===============================================================================================================

Supplemental disclosure of cash flow information:
     Income taxes paid                                                           $     193                   -
     Interest paid                                                               $       2          $       33

Non-cash investing and financing activities:
     Deferred compensation expense                                               $       -          $    1,627

                     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The condensed consolidated financial statements included in this document are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of our management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods shown. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2000. The results of operations for the three months ended July 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2001.

Revenue Recognition and Deferred Revenues

     We recognize revenue in accordance with applicable accounting regulations, including American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," as amended. Revenue from sales of products is recognized when a contract has been executed, the product has been delivered, the sales price is fixed and determinable, and collection of the resulting receivable is probable.

     Revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post contract customer support, installation, training) is allocated to each element based on vendor specific objective evidence of relative fair value of the elements. The revenue allocated to post contract support is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) is recognized as the services are performed. When arrangements contain multiple elements and vendor specific objective evidence exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements for which vendor specific objective evidence does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence exists or all elements have been delivered.

Research and Product Development Cost

     We expense all research and development costs as they are incurred. Scientific research tax credits are recognized at the time the related costs are incurred and recovery is reasonably assured. We have capitalized certain costs associated with the filing of approximately fifty patent applications in various jurisdictions. These patent filings relate to Elliptic Curve Cryptography, or ECC, various mathematical computational methodologies, security protocols and other cryptographic inventions. Once granted, we amortize the individual patent cost over three years. We capitalize patents not yet granted at their cost less a provision for the possibility of the patent not being granted or abandoned.

Note 2. Net Loss per Common Share

     Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from options and warrants to purchase common shares, using the treasury stock method.

     The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

                                                    Three months ended July 31,
                                                    ---------------------------
                                                       1999             2000
                                                       ----             ----
    Shares issuable under stock options             1,181,063         5,729,350
    Shares issuable pursuant to warrants                -                30,000

     The weighted average exercise price of stock options was $4.28 and $9.04 at July 31, 1999 and 2000, respectively. The weighted average exercise price of warrants was $25.77 at July 31, 2000.

Note 3. Note Payable

     On April 27, 2000, we entered into an agreement with Sand Hill Capital II, LP for a line of credit of $15,000,000 bearing interest at the prime rate of interest plus 3%. As of the end of fiscal year 2000, we had borrowed $10,000,000 against this line. In connection with this financing, we also issued a warrant which entitles Sand Hill to purchase 30,000 of our common shares for Cdn$38.13 per share (U.S.$25.74 based on the exchange rate on September 11, 2000) until April 27, 2005. The amount borrowed was repaid in May 2000, and the line of credit facility was terminated. The warrant was valued at $423,000 at the time of issuance based on the Black-Scholes option valuation model. The value of the warrant was charged to interest expense in the first quarter of fiscal 2001 as the note payable was paid off with proceeds from the public offering.

Note 4. Comprehensive Income (Loss)

     Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. In the first quarter of fiscal 2001, we incurred unrealized gains of approximately $33,000 on our available-for-sale marketable securities.

Note 5. Disclosure About Segments

     We operate in one reportable segment. We are a developer, manufacturer and vendor of digital information security products, technologies and services within the industry segment of electronic commerce. Information about our revenues is as follows (in thousands of U.S. dollars):

                                           Three months ended July 31,
                                           ---------------------------
                                                  1999           2000
                                                  ----           ----
   Software license revenue                     $1,731         $4,401
   Consulting revenue                              367            355
   Hardware revenue                                 50            297
                                     ------------------ --------------
                                                $2,148         $5,053

     Information about our geographic operations is given below (in thousands of U.S. dollars):

                                          Three months ended July 31,
                                          ---------------------------
                                                  1999           2000
                                                  ----           ----

 United States revenue                          $2,048         $4,403
 Canada revenue                                     71             30
 Europe and other revenue                           29            620
                                     ------------------ --------------
                                                $2,148         $5,053


Note 6. Public Offering and Stock Split

     On May 3, 2000, we completed a public offering of 2,500,000 common shares in the United States and Canada for net proceeds of approximately U.S. $51,500,000.

     On July 12, 2000, we completed a two-for-one split of our outstanding common shares. All share and per share amounts in this document have been adjusted to give effect to this split.

Note 7. Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting

Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires us to measure all derivatives at fair value and to recognize them on the balance sheet as an asset or liability, depending on our rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of the adoption of SFAS No. 133 for one year. We will adopt SFAS No. 133 no later than the first quarter of fiscal year 2002. Adoption of the new method of accounting for derivatives and hedging activities is not expected to have a material impact on our financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, "Second
Amendment: Revenue Recognition in Financial Statements" which extended the effective date of SAB 101 to the fourth fiscal quarter of fiscal years commencing after December 15, 1999. Although we have not fully assessed the implications of SAB 101, management does not believe the adoption of the statement will have a significant impact on our consolidated financial position, results of operations or cash flows.

Note 8. Stock Option Repricing

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees," which, among other things, requires variable-award accounting for repriced options from the date the options are repriced until the date of exercise. This interpretation became effective on July 1, 2000 to cover specific events that occur after December 15, 1998. On March 17, 1999, our Board of Directors approved the exchange of options to acquire an aggregate of 1,106,240 of our common shares for options having a right to acquire 382,914 common shares. The average exercise price of the newly issued options was $5.44 per common share, the quoted market price of the shares, compared to an average exercise price of $10.19 for the original options. Deferred compensation amortization expense of $111,462 was recorded to reflect the FASB Interpretation No. 44 in the first quarter of fiscal 2001. Deferred compensation expense, a contra-equity account, of $1.516 million was booked on the balance sheet to reflect the intrinsic value of the repricing of the options.

Note 9. Subsequent Events

     On September 12, 2000, we acquired DRG Resources Group, Inc., an eCommerce security consulting company located in Redwood City, California in exchange for 397,595 Certicom common shares and the assumption of options exercisable to acquire a total of 103,100 Certicom common shares. The acquisition was accounted for using the purchase method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

     Our product line includes cryptographic toolkits, information security protocol toolkits, public-key infrastructure, or PKI, products, and certificate authority, or CA, services. We have announced for availability later this year a virtual private network, or VPN, client application. In addition to licensing our security products, we provide consulting and systems integration services to assist our customers in designing and implementing efficient security solutions. Our customers include 724 Solutions, Aether Systems, BellSouth Wireless Data, Motorola, Palm,

Inc., PUMATECH, Inc., QUALCOMM, Sony, Research In Motion, Oracle, Sybase, AvantGo and Schlumberger Systems.

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

     Our consolidated financial statements contained in this Form 10-Q are reported in U.S. dollars and are presented in accordance with U.S. generally accepted accounting principles, or GAAP. The following discussion and analysis relates to our financial statements that have been prepared in accordance with U.S. GAAP.

Sources of Revenue and Revenue Recognition Policy

     We derive our revenues from a variety of sources, which we generally classify as software licensing, consulting and systems integration and hardware. We earn software licensing revenues from one-time base license fees or technology access fees, royalties based upon per unit or per usage charges or a percentage of the revenue from licensees' products containing our technology and annual maintenance and support fees. In addition, a small amount of our revenue comes from annual license fees under licenses entered into by Consensus Development Corporation, or Consensus, prior to our acquisition of Consensus. Our license agreements may permit the licensee to sublicense without us receiving any revenue from the sublicensees. Consulting and systems integration revenue is derived from the performance of contracted services to licensees and can be based upon a time-and-materials framework or a fixed contract for a complete solution. Hardware revenues comprise sales of products manufactured by third parties to our specifications, and components procured by third parties and resold by us.

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

     In the first quarter of fiscal 2001, our software licensing revenue, consulting and systems integration revenue and hardware revenue represented approximately 87%, 7% and 6%, respectively, of our total revenue. In the same period, approximately 87% of our total revenue was derived from sales in the United States, while 1% and 12% of our total revenue was derived from sales in Canada and international sales, respectively.

     In the first quarter of fiscal 2000, our software licensing revenue, consulting and systems integration revenue and hardware revenue represented approximately 81%, 17% and 2%, respectively, of our total revenue. In the same period, approximately 95% of our total revenue was derived from sales in the United States, while 3% and 2% of our total revenue were derived from sales in Canada and international sales, respectively.

     We recognize software licensing revenue in accordance with all applicable accounting regulations including the American Institute of Certified Public Accountants Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended. Following the requirements of SOP 97-2, we recognize license revenues when all the following conditions are met:

         o  we have signed a non-cancelable license agreement with the customer;

         o  we have delivered the software product to the customer;

         o the amount of the fees to be paid by the customer are fixed or determinable; and

         o  we believe that collection of these fees is probable.

     Maintenance and support services revenue is recognized ratably over the period, usually one year. Revenue derived from consulting and systems integration is recognized upon performance of the related services.

     In the first quarter of fiscal 2001, approximately 99.8% of our revenue was generated in U.S. dollars. In the same period, approximately 32.8% of our expenses were incurred in Canadian dollars, and the balance was incurred in U.S. dollars and other currencies.

     We expect that a substantial majority of our revenue will continue to be generated in U.S. dollars for the foreseeable future and that a portion of our expenses, including labor costs as well as capital and operating expenditures, will continue to be denominated in Canadian dollars. If the Canadian dollar appreciates against the U.S. dollar, our results of operations could be materially adversely affected.

Costs and Expenses

     Our costs and expenses consist of selling and marketing, research and development, depreciation and amortization, general and administrative, consulting and systems integration and cost of hardware sold. Our selling and marketing expenses consist primarily of employee salaries and commissions, and include related travel, public relations and corporate communications costs and trade shows, marketing programs and market research. Research and development expenses consist primarily of employee salaries, sponsorship of cryptographic research activities at various universities, participation in various cryptographic, wireless and eCommerce standards associations and related travel and other costs. Depreciation and amortization represents the allocation to income of the cost of fixed assets and intangibles over their estimated useful lives. General and administrative expenses consist primarily of salaries and other personnel-related expenses for executive, financial and administrative personnel. Deferred compensation amortization represents the expense of the repricing of options to acquire common shares. Consulting and systems integration expenses consist primarily of salaries and travel. Our cost of hardware sold consists primarily of the component cost of our hardware products manufactured by third parties to our specifications as well as the procured costs of third-party hardware.

     In anticipation of business growth, we expect to incur significantly higher selling and marketing, research and development and general and administrative expenses and capital expenditures in subsequent periods. We may not grow at a pace that will support these costs and expenditures. To the extent that our revenue does not increase at a rate commensurate with these additional costs and expenditures, our results of operations and liquidity would be materially adversely affected.

Net Losses

     We have incurred significant annual and quarterly net losses and operating losses from our operations since our inception, and we expect to incur significant net losses and operating losses on both an annual and quarterly basis for at least the next year as we grow our business by hiring additional personnel and increasing marketing and capital expenditures. Additionally, given the rapidly evolving nature of our business and fluctuations in the timing of our sales, our operating results are difficult to forecast and, accordingly, our historical financial results may not be meaningful assessments of our future business operations or prospects. We believe that other factors may be better indicators of our future business operations or prospects, including the pace of deployment of mCommerce products and services, the acceptance of Elliptic Curve Cryptography as a cryptographic standard and the extent and timing of our royalty revenues.

     We pay taxes in accordance with U.S. federal, state and local tax laws and Canadian federal, provincial and municipal tax laws. We do not expect to pay any significant corporate income taxes in Canada in the foreseeable future because we have significant Canadian tax credits and loss carry-forwards.

Results of Operations

     Although we have experienced substantial growth in revenues in recent periods, we have incurred substantial operating losses since our inception and we may incur substantial operating losses in the foreseeable future. As of July 31, 2000, we had an accumulated deficit of approximately $60.9 million. We expect to incur additional losses for at least the next year, and we may never achieve profitability. We intend to invest heavily in sales and marketing and the development and enhancement of our product and service offerings.

     The following table sets out, for the periods indicated, selected financial information from our consolidated financial statements as presented in accordance with U.S. generally accepted accounting principles as a percentage of revenue.

                                                    Three months ended July 31,
                                                    ---------------------------
                                                           1999            2000
                                                           ----            ----
    Consolidated Statement of Operations Data:              (%)              (%)
    Revenues                                                100             100
    Costs and expenses:
        Selling and marketing                                59              62
        Research and development                             38              48
        Depreciation and amortization                        81              54
        General and administrative                           71              51*
        Consulting and systems integration                   15              20
        Cost of hardware sold                                 0               5
    Interest income (expense), net                           (3)             19
    Non-cash interest income (expense)                        -              (8)

    Loss before income taxes                               (168)           (130)
    Income taxes                                             (4)             (2)
    Net loss                                               (171)           (132)

* Including the percentage of non-cash expense related to the repricing of stock options under FASB Interpretation No. 44.

First quarter of fiscal 2001 compared to first quarter of fiscal 2000

     Revenue. Revenue for the three months ended July 31, 2000 was $5.1 million, a 135% increase from $2.1 million in the first quarter of fiscal 2000. The increase was primarily attributable to increased software licensing, which grew to approximately $4.4 million, a 154% increase over $1.7 million in the first quarter of fiscal 2000. The increase in software licensing revenue was primarily a result of a growing market awareness of our products and, to a lesser extent, an expanded sales force. In addition, consulting and systems integration revenue was approximately $0.4 million in each of the first quarter of fiscal 2000 and the first quarter of fiscal 2001. We have added resources in this area in the first quarter of fiscal 2001 and focused our activities on internal projects. Hardware sales grew 494% to $0.3 million for the first quarter of fiscal 2001, and increased as a percentage of revenue to 6% versus 2% in the first quarter of fiscal 2000.

     Selling and Marketing. Selling and marketing expenses were $3.1 million for the three months ended July 31, 2000 versus $1.3 million for the same period in fiscal 2000, an increase of 147%. This increased expense was primarily due to an increase in personnel costs. We are in the process of adding marketing personnel and expanding our marketing operations into Europe and the Asia Pacific region and anticipate that expenses in this area will continue to increase.

     Research and Development. Our research and development expenses for the first quarter of fiscal 2001 increased 200% compared to the first quarter of fiscal 2000, to $2.4 million as a result of new product development in the public-key infrastructure area. We expect that these expenses will continue to increase in the foreseeable future as we add additional engineering resources and continue to grow our technical capabilities to support the growth of our business.

     Depreciation and Amortization. Depreciation and amortization increased 59% to $2.7 million in the first quarter of fiscal 2001 compared to $1.7 million in the first quarter of fiscal 2000. The primary reason for the increase was that our results for the first quarter of fiscal 2001 included amortization expenses relating to our acquisition of TrustPoint, which occurred during the third quarter of fiscal 2000.

     General and Administrative. General and administrative expenses increased 68% in the first quarter of fiscal 2001 to $2.6 million from $1.5 million for the first quarter of fiscal 2000. This increase resulted from growth in personnel and office space in California, additional support for research and development and sales and marketing, and amortization related to the repricing of stock options. Deferred compensation expense, a contra-equity account, of $1.516 million was booked on the balance sheet to reflect the intrinsic value of the repricing of the options.

     Consulting and Systems Integration. Consulting and systems integration expenses were $1.0 million for the first quarter of fiscal 2001, a 216% increase over $0.3 million for the first quarter of fiscal 2000. This increase was primarily as a result of increasing the number of engineers in this group in order to keep up with growing customer and internal demands. We expect that this trend will continue as we add resources to these groups through both internal hiring and acquisitions of other entities, if any.

     Cost of Hardware Sold. Cost of hardware sold increased 2478% in the first quarter of fiscal 2001 to approximately $0.2 million from $9,000 in the first quarter of fiscal 2000. This increase was primarily due to higher hardware sales. This increase is also attributable to a shift in product mix with a greater proportion of hardware sales being generated by sales of higher cost third-party procured hardware.

     Interest and Other Income (Expense). For the first quarter of fiscal 2001, interest income was $0.5 million compared to an interest expense of $0.1 million for the first quarter of fiscal 2000. This increase consists of an increase in the amount of cash and marketable securities invested during the first quarter of fiscal 2001, as well as currency adjustments, primarily Canadian dollars to U.S. dollars. This increase is net of the one-time non-cash interest expense of $0.4 million from the warrants issued to Sand Hill Capital II, LP.

     Income Taxes. Income tax expense was $0.1 million for the first quarter of fiscal 2001 compared to $0.1 million in the first quarter of fiscal 2000. The income tax expense for the first quarter of fiscal 2001 was estimated based on 25% of the income tax for fiscal 2000.

     Net Loss. Our net loss increased 81% in the first quarter of fiscal 2001 to $6.6 million ($0.26 per share basic and diluted) compared to $3.7 million ($0.17 per share basic and diluted) for the same period of the previous fiscal year. This increase was predominately attributable to the amortization of acquisition-related intangibles as well as the increased expense for personnel and office space in California. The loss before interest, depreciation and amortization and taxes amounted to $4.3 million in the first quarter of fiscal 2001 ($0.17 per share basic and diluted), a 142% increase over $1.8 million ($0.08 per share basic and diluted) for the first quarter of fiscal 2000.

Financial Condition, Liquidity and Capital Resources

     In May 2000, we completed a public offering of 2,500,000 common shares in the United States and Canada. Our net proceeds from the offering were approximately $51.5 million. On April 27, 2000, we borrowed $10 million from Sand Hill Capital II, LP, or Sand Hill, at the prime rate of interest plus 3%. As partial consideration for making advances to us under this credit facility, we granted Sand Hill a warrant to purchase 30,000 of our common shares with an exercise price of Cdn. $38.13 per share (U.S.$25.74 based on the exchange rate on September 11, 2000) for a period of five years from the date of grant. We repaid the loan and interest on May 5, 2000, using a portion of the proceeds received from our public offering, and terminated this facility. Total cash increased $39.7 million during the first quarter of fiscal 2001. Our cash and cash equivalents and marketable securities at July 31, 2000 were $53.8 million.

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

     Our future capital requirements may be substantial and will depend on, and could increase as a result of, many factors, including: costs associated with facility expansion and the build-up of our Mobile Trust Certificate

Authority service; progress of our research and development programs; whether we acquire interests in products currently held by third parties; whether we acquire and/or merge with other entities; the time and costs involved in obtaining regulatory approvals; costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; our success in entering into collaborative agreements; and administrative and legal expenses. However, we believe our cash and cash equivalents and marketable securities position at July 31, 2000 is sufficient to meet our short-term liquidity needs. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If we raise additional funds by issuing additional equity securities, dilution to then existing shareholders may result. If adequate funds are not available, we may be required to significantly curtail one or more of our research and development programs or commercialization efforts or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

Factors That May Affect Operating Results

     We operate in a dynamic and rapidly changing environment that involves risks and uncertainties. You should carefully consider the risks described below and the other information in this Form 10-Q. If any of the following risks occur, our business, financial condition or results of operations could be materially harmed. This section should be read in conjunction with our annual report on Form 10-K for the fiscal year ended April 30, 2000.

Risks Related to Our Business

We have historically incurred losses and will for the foreseeable future.

     We have experienced substantial net losses in each fiscal period since we were formed. As of July 31, 2000, we had an accumulated deficit of approximately $60.9 million and, in addition, an accumulated other comprehensive loss of $2.5 million. The risks described in this Form 10-Q, among other factors, make predicting our future operating results difficult. We expect to incur additional losses for the next few years, and we may never achieve profitability. If we do, we may not be able to sustain it. Because we may be unable to sustain our revenue growth, you should not consider our historical growth indicative of our future revenue levels or operating results.

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

     In addition, our business may be materially adversely affected if the number of users of mobile and wireless devices does not increase, or if eCommerce and mCommerce do not become more accepted and widespread. The projections, estimates and forecasts in this regard of third parties that we cite in this Form 10-Q could prove to be overly optimistic. The use and acceptance of the Internet and of mobile and wireless devices may not increase for any number of reasons, including:

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

     Most of the advantages of our Elliptic Curve Cryptography-based technology for mobile and wireless devices over conventional security technology are not applicable to a transaction that does not involve the mutual authentication of both parties to the transaction. The vast majority of eCommerce and mCommerce transactions currently do not involve mutual authentication. Participants in mCommerce have only recently begun to require mutual authentication in some applications, such as enterprise data access and certain high-value transactions. Unless the number of mCommerce transactions involving mutual authentication increases, the demand for our products and services, and our growth prospects, will be materially adversely affected.

Our success depends on Elliptic Curve Cryptography ("ECC") technology becoming accepted as an industry standard.

     To date, ECC technology has not been broadly accepted. In order for our business to be successful, ECC technology must become accepted as an industry standard, which may never happen. The technology of our principal competitor, RSA Security, is, and has been for the past several years, the de facto standard for such security over open networks like the Internet. RSA Security owns a patent relating to its algorithm that expires on September 20, 2000. This patented technology should be freely available after that date and may become commoditized. The inexpensive or free availability of such security technology could significantly delay or prevent the acceptance of ECC as a security standard.

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

Our revenues are difficult to predict.

     We derive our revenue primarily from sales of our products and services to our original equipment manufacturer, or OEM, customers. Our sales vary in frequency, and OEM customers may or may not purchase our products and services in the future. In addition, our customers may defer the purchase of, or cease using, our products and services at any time, and certain license agreements may be terminated by the customer at any time. Our customer contracts typically provide for base license fees or technology access fees and/or royalties based on a per unit or per usage charge or a percentage of revenue from licensees' products containing our technology, and a number of our large contracts provide that we will not earn additional royalty revenues from those contracts until these customers' shipments exceed certain thresholds specified in the contracts. As a result, our revenues are not recurring from period to period, which makes them more difficult to predict. In addition, estimating future revenue is difficult because we generally ship our products soon after an order is received and, as such, we do not have a significant backlog. Our expense levels are based, in part, on our expectations of future revenues and are largely fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues.

We may be unable to protect our intellectual property rights, which would materially adversely affect our business.

     We rely on one or more of the following to protect our proprietary rights: patents, trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy and may succeed in copying aspects of our product designs and products, or obtain and use information we regard as proprietary. Preventing the unauthorized use of our proprietary technology may be difficult because it may be difficult to discover such use. Stopping unauthorized use of our proprietary technology may be difficult, time-consuming and costly. In addition, the laws of some countries in which our products are licensed do not protect our products and services and related intellectual property to the same extent as the laws of Canada, the United States and the European Union. While we believe that at least some of our products are covered by one or more of our patents and these patents are valid, a court may not agree if the matter is litigated. There can be no assurance that we will be successful in protecting our proprietary rights and, if we are not, our business, financial condition and operating results could be materially adversely affected.

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

     Our licenses to our original equipment manufacturer, or OEM, customers generally provide that royalty payments are not due to us until such time as the licensee both incorporates our technology into its products and ships those products for sale to third parties. Accordingly, our royalty license revenue is linked to our OEM customers' sales, and if those customers' product shipments decline, then our royalty license revenue would also decline.

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

     We recently announced our public-key infrastructure tools products, our certificate authority service and our virtual private network client application. We cannot accurately predict the future level of acceptance, if any, of these new products by our customers and we may not be able to generate anticipated, or any, revenue from these products.

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

     We market many of our products and services directly to original equipment manufacturers, or OEMs. The sale to, and implementation by, OEMs of our products and services typically involve a lengthy education process and a significant technical evaluation and commitment of capital and other resources by them. This process is also subject to the risk of delays associated with their internal budgeting and other procedures for approving capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with many of our products and services are generally lengthy, and we may not succeed in closing transactions on a timely basis, or at all. If orders expected for a specific customer for a particular period are not realized, our business, financial condition and operating results could be materially adversely affected.

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

     We have experienced a period of significant growth in our sales and personnel that has placed strain upon our management systems and resources. Our sales increased from $2.1 million in the first quarter of fiscal 2000 to $5.1 million in the first quarter of fiscal 2001. During the three months ended July 31, 2000, the number of our full-time, part-time and contract employees increased from 165 to 240. We intend to continue to grow in the foreseeable future and to pursue existing and potential market opportunities, including acquisitions. Our growth has placed, and will continue to place, significant demands on our management and operational resources, particularly with respect to:

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

     Since November 30, 1999, we have appointed a new Chief Executive Officer and a new Chief Financial Officer, both of whom are located in our Hayward, California office rather than our Mississauga, Ontario office. We are in the process of moving our internal financial, accounting and treasury functions from Mississauga to Hayward. There is a risk that these changes could cause significant disruption in our company and adversely affect these critical functions. If that were to occur, our business, financial condition and operating results could be materially adversely affected.

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

     In May 2000, we listed and began trading on The Nasdaq National Market. We cannot predict the extent to which investor interest in our common shares will continue to support a trading market in the United States or how liquid that market might become. As discussed earlier, our financial results are difficult to predict and could fluctuate significantly.

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

     We expect that additional competition will develop, both from existing businesses in the digital information security industry and from new entrants, as demand for digital information products and services expands and as the market for these products and services becomes more established. We may not be able to compete successfully and competitive pressures may harm our business. Our largest competitors include RSA Security, Inc., which licenses the de facto Internet security standard, VeriSign, Inc., Baltimore Technologies plc and Entrust Technologies, Inc.

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

     The industry in which we compete has many participants who own, or claim to own, intellectual property. We indemnify our licensees against third-party intellectual property claims based on our technology. Claims relating to intellectual property by any third-party business, individual or university, whether or not with merit, could be time-consuming to evaluate, result in costly litigation, cause product shipment delays for products or the cessation of the use and sale of products or services, or require us to enter into licensing agreements that may require the payment of a license fee and/or royalties to the owner of the intellectual property. Such licensing agreements, if required, may not be available on royalty or other licensing terms acceptable to us. Any of these situations would materially adversely affect our business, financial condition and operating results. We also currently license third party technology for use in our products and services. These third-party technology licenses may not continue to be available on commercially reasonable terms or may not be available at all. Our business could be materially harmed if we lose the rights to certain technology.

We could be materially adversely affected by government regulation.

     The digital information security industry is governed by regulations that could have a material adverse effect on our business. The export of strong cryptographic equipment and software, including many of our products, is regulated by both the U.S. and Canadian governments. Governments could seek to impose taxes on companies that engage in electronic commerce or which are involved in other markets where we sell our products and services. It is also possible that laws could be enacted covering issues such as user privacy, pricing, content and quality of products and services in these markets. Such regulations, taxes and laws could materially adversely affect our sales and our OEM customers' sales. Foreign governments could adopt regulations that are detrimental to our interests. Such regulations could cause us to compromise our source code protection, minimize our intellectual property protection, negatively impact our plans for global expansion and consequently materially adversely affect our business, financial condition and operating results.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

     Currency fluctuations may materially adversely affect us. A substantial portion of our operating expenses are paid in currencies other than U.S. dollars. Fluctuations in the exchange rate between the U.S. dollar and such other currencies may have a material adverse effect on our business, financial condition and operating results. In particular, we may be materially adversely affected by a significant strengthening of the Canadian dollar against the U.S. dollar. Operating expenses incurred in the first quarter of fiscal 2001 in currencies other than the U.S. dollar represented approximately 33% of our total operating expenses.

Interest Rate Risk

     We hold a significant portion of our cash in interest-bearing instruments and are exposed to the risk of changing interest rates and their effect on future earnings. Generally, if interest rates decrease, our interest income would also decrease. We do not use any derivative instruments to reduce our exposure to interest rate fluctuations.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are not currently a defendant or co-defendant in any legal proceeding. We have received a letter on behalf of Carnegie Mellon University asserting that it owns the trademark "CERT", and that it believes our use of the stock symbol "CERT" on The Nasdaq National Market will cause confusion with and/or dilute its trademark. Although we intend to defend our use of the stock symbol "CERT" vigorously, there can be no assurance that we will be successful in doing so, or that this dispute with the university will not have a material adverse impact on us.

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

Item 2. Changes in Securities and Use of Proceeds

     On May 3, 2000, we completed the public offering of 2,500,000 common shares in the United States and Canada at a per share price of U.S.$23.15, for aggregate proceeds of U.S.$57,875,000. The shares were offered pursuant to a Form F-10 Registration Statement filed with the U.S. Securities and Exchange Commission under Registration No. 333-11586, and began trading on The Nasdaq National Market on May 2, 2000. Our placement agent for the offering was FleetBoston Robertson Stephens, Inc. After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately U.S.$51,500,000. On May 5, 2000, we used a portion of the proceeds of the offering to repay a $10 million loan obtained from Sand Hill Capital II, LP in April, 2000. We intend to use the remaining net proceeds from the offering for the expansion of our sales and marketing activities, including hiring additional sales personnel and opening new sales offices in Europe and the Asia Pacific region, the development and enhancement of our products and services, working capital and general corporate purposes.

     In connection with the $10 million loan obtained from Sand Hill Capital II, LP mentioned above, we also issued a warrant which entitles Sand Hill to purchase 30,000 of our common shares for Cdn$38.13 per share (U.S.$25.74 based on the exchange rate on September 11, 2000) until April 27, 2005. The amount borrowed was repaid in May 2000, and the line of credit facility was terminated. The warrant was valued at $423,000 at the time of issuance based on the Black-Scholes option valuation model. The value of the warrant was charged to interest expense in the first quarter as the note payable was paid off with proceeds from the public offering.

     On July 12, 2000, we completed a two-for-one split of our outstanding common shares. All share and per share amounts in this document have been adjusted to give effect to this split.

Item 6. Exhibits and Reports on Form 8-K

          (a) Index to Exhibits

          Exhibit Number                                        Description
          --------------                                 -----------------------
               27.1                                      Financial Data Schedule

          (b) Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of September, 2000.

                                           Certicom Corp.

                                           By: /s/ Richard P. Dalmazzi
                                               -----------------------
                                           Richard P. Dalmazzi
                                           President, Chief Executive Officer
                                           and Director (Principal Executive
                                           Officer)

                                           /s/ Richard D. Brounstein
                                           -------------------------
                                           Richard D. Brounstein
                                           Senior Vice President, Finance, Chief
                                           Financial Officer and Secretary
                                           (Principal Financial and Accounting
                                           Officer)