Form 10-Q
period 2000-10-31
CERTICOM CORP
filed 2000-12-14
CIK 1075710

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the quarterly period ended October 31, 2000 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from ___ to ___


                       Commission File Number: 001-15010

                                 CERTICOM CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Yukon Territory, Canada                                   Not Applicable
-----------------------                                  ----------------
(State or other                                          (I.R.S. Employer
Jurisdiction of                                         Identification No.)
Incorporation)


25801 Industrial Boulevard
Hayward, California                                        94545
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

      (Registrant's telephone number, including area code): (510) 780-5400
     ----------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No ___

As of December, 8, 2000, there were 26,697,353 of registrant's common shares, no par value, outstanding.

                               TABLE OF CONTENTS

                                                                                                           Page

Exchange Rate Information..............................................................................       1

Special Note Regarding Forward-Looking Statements......................................................       1

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements...........................................................................       2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........       9

        Factors That May Affect Operating Results......................................................      15

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................      24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................................................      25

Item 2. Changes in Securities and Use of Proceeds......................................................      25

Item 4. Submission of Matters to a Vote of Security Holders............................................      26

Item 6. Exhibits and Reports on Form 8-K...............................................................      28

Signatures.............................................................................................      29


     All share numbers in this Form 10-Q have been adjusted to reflect a two-for-one split of our outstanding common shares, which was effective as of July 12, 2000.

     Certicom(R) and Security Builder(R) are our registered trademarks, and certicom encryption(TM), SSL Plus(TM), SSL Plus for Embedded Systems(TM), WTLS Plus(TM), Certilock(TM), MobileTrust(TM) and Trustpoint(TM) are our trademarks.

     In this Form 10-Q, the terms "Certicom," "we," "us," and "our" refer to Certicom Corp., a Yukon Territory corporation, and/or its subsidiaries.

                           EXCHANGE RATE INFORMATION

     Unless otherwise indicated, all dollar amounts in this Form 10-Q are expressed in United States dollars. References to "$" or "U.S.$" are to United States dollars, and references to "Cdn.$" are to Canadian dollars. The following table sets forth, for each period indicated, information concerning the exchange rates between U.S. dollars and Canadian dollars based on the inverse of the noon buying rate in the City of New York on the last business day of each month during the period for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). The table illustrates how many U.S. dollars it would take to buy one Canadian dollar. On October 31, 2000, the Noon Buying Rate was U.S. $0.6548 per Cdn. $1.00.



                                                  Average(1)           Low             High         Period End
                                               -----------------  --------------  --------------  --------------
Fiscal year ended
-----------------
April 30, 2000                                         0.6804             0.6969          0.6607          0.6756

Six months ended
----------------
October 31, 1999                                       0.6766             0.6891          0.6607          0.6793
October 31, 2000                                       0.6717             0.6831          0.6531          0.6548

Three months ended
------------------
October 31, 1999                                       0.6745             0.6828          0.6632          0.6793
October 31, 2000                                       0.6694             0.6793          0.6531          0.6548

_______
(1) The average of the daily Noon Buying Rates on the last business day of each month during the period.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. When used in this document, the words "may," "would," "could," "will," "intend," "plan," "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, those which are discussed in "Factors That May Affect Operating Results", beginning on page 15 of this Form 10-Q, in our Annual Report on Form 10-K and in other documents that we file or have filed with the Securities and Exchange Commission and Canadian securities regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as intended, planned, anticipated, believed, estimated or expected. We do not intend, and do not assume any obligation, to update these forward-looking statements.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        CERTICOM CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (In thousands of U.S. dollars, except number of shares)

                                               April 30,              October 31,
                                                 2000                    2000
                                            -------------            -------------
                                                                       (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                    $10,508                 $ 44,674
     Marketable securities, available               2,550                    2,595
     for sale
     Accounts receivable (net of                    3,862                    4,726
     allowance for doubtful
        accounts of $161 and $211
        (unaudited), respectively)
     Unbilled receivables                           2,115                    2,041
     Inventories                                      218                      239
     Prepaid expenses and deposits and              1,740                    1,856
     other current assets                       ---------             ------------

        Total current assets                       20,993                   56,131

Property and equipment, net                         5,213                    7,049

Patents                                               873                    1,067

Acquired intangibles (net of accumulated
     amortization of $10,586 and $14,998
     (unaudited), respectively)                    24,437                   30,188

Other long term assets                                  -                      137
                                                ---------                 --------
        Total assets                              $51,516                 $ 94,572
                                                =========                 ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                             $   974                 $  1,862
     Accrued liabilities                            2,107                    3,062
     Income taxes payable                             430                      510
     Deferred revenue                                 909                    2,103
     Note payable                                  10,000                        -
                                                ---------               ----------
        Total current liabilities                  14,420                    7,537

Lease inducements                                   1,105                    1,022
                                                ---------               ----------
        Total liabilities                          15,525                    8,559

Shareholders' equity:
     Common shares, no par value; shares
     authorized: unlimited;
        shares issued and outstanding:             80,859                  143,035
        23,087,866 and 26,392,805,
        respectively

     Additional paid-in capital                    11,922                   23,665
     Deferred compensation expense                      -                   (8,279)
     Accumulated other comprehensive loss          (2,497)                  (2,379)
     Deficit                                      (54,293)                 (70,029)
                                                ---------                 --------
        Total shareholders' equity                 35,991                   86,013
                                                ---------                 --------
        Total liabilities and
        shareholders' equity                      $51,516                 $ 94,572
                                                =========                =========

     See accompanying notes to condensed consolidated financial statements.

                        CERTICOM CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   (In thousands of U.S. dollars, except number of shares and per share data)
                                  (Unaudited)


                                                                       Three months ended            Six months ended October 31,
                                                                           October 31,                        October 31,
                                                                      1999             2000           1999                2000
                                                                   -----------    -------------    -------------    ----------------
Revenues                                                           $     2,612     $     6,301             4,760            11,354
                                                                   -----------     -----------       -----------      ------------
Costs and expenses:
     Selling and marketing                                               1,466           4,340             2,738             7,479
     Research and development                                              772           3,020             1,582             5,448
     Depreciation and amortization                                       1,780           2,986             3,510             5,735
     General and administrative (including deferred compensation amortization of $0 in 1999, and $499 for three months
         and $610 for six months in 2000, respectively)                  1,474           3,258             3,007             5,840
     Consulting and systems integration (including deferred
         compensation amortization of $0 in 1999 and $860 for
         each of the three months and six months in 2000)                  382           2,341               704             3,360
     Cost of hardware sold                                                 166             223               175               455
                                                                   -----------     -----------       -----------      ------------
         Total costs and expenses                                        6,040          16,168            11,716            28,317


Operating loss                                                          (3,428)         (9,867)           (6,956)          (16,963)

Non-cash interest income (expense)                                           -               -                 -              (423)
Interest income (expense), net                                              49             833               (21)            1,785
                                                                   -----------     -----------       -----------      ------------
Loss before income taxes                                                (3,379)         (9,034)           (6,977)          (15,601)

Income taxes                                                                56              55               134               135
                                                                   -----------     -----------       -----------      ------------
Net loss                                                                (3,435)         (9,089)           (7,111)          (15,736)

Other comprehensive income:
      Unrealized gain on marketable securities, available for sale           -              85                 -               118
                                                                   -----------     -----------       -----------      ------------

Comprehensive loss                                                      (3,435)         (9,004)           (7,111)          (15,618)
                                                                   -----------     -----------       -----------      ------------

Basic and diluted net loss per share                                     (0.16)    $     (0.35)      $     (0.33)       $    (0.61)
                                                                   ===========     ===========       ===========       ===========

Shares used in computing basic and diluted net loss per share       21,894,000      25,973,993        21,867,595        25,770,125
                                                                   ===========     ===========       ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                        CERTICOM CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of U.S. dollars)
                                  (Unaudited)


                                                                                 Six months ended             Six months ended
                                                                                    October 31,                  October 31,
                                                                                       1999                          2000
                                                                                -----------------            ------------------
Cash flows from operating activities:
   Net loss                                                                      $      (7,111)            $    (15,736)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                                         592                    1,322
     Amortization of acquired intangibles                                                2,918                    4,413
     Deferred compensation                                                                   -                    1,470
     Stock compensation                                                                    159                      159
     Non-cash interest expense                                                               -                      423
     Changes in non-cash working capital items
         Accounts receivable                                                            (1,546)                    (790)
         Inventories                                                                        42                      (21)
         Prepaid and other current assets                                                 (107)                    (138)
         Accounts payable                                                                 (489)                   1,842
         Income taxes payable                                                               (7)                      80
         Deferred revenue                                                                  185                    1,194
                                                                                --------------              -----------
         Net cash used in operating  activities                                         (5,364)                  (5,782)
                                                                                --------------              -----------

Cash flows from investing activities:

     Purchase of property and equipment                                                 (1,681)                  (3,127)
     Purchase of patents                                                                  (173)                    (225)
     Purchase of other assets                                                                -                     (137)
     Purchase of marketable securities, available for sale                              (4,726)                    (995)
     Sales and maturities of marketable securities, available for sale                  10,170                      990
                                                                                --------------              -----------

         Net cash (used in) provided by investing activities                             3,590                   (3,494)
                                                                                --------------              -----------



Cash flows from financing activities:
     Issuance of common shares                                                             288                   53,525
     Leasehold inducements                                                                 487                      (83)
     Repayment of note payable                                                               -                  (10,000)
                                                                               ---------------             ------------
         Net cash provided by financing activities                                         775                   43,442
                                                                               ---------------             ------------


(Decrease) increase in cash and cash equivalents                                          (999)                  34,166
Cash and cash equivalents, beginning of period                                           1,400                   10,508
                                                                               ---------------             ------------
Cash and cash equivalents, end of period                                         $         401                   44,674
                                                                               ===============             ============
Supplemental disclosure of cash flow information:
     Income taxes paid                                                           $           -             $         55
     Interest paid                                                               $           -             $         35

Non-cash investing and financing activities:
     Common shares and options issued for business acquisitions                  $           -             $     17,804
     Warrant issued in connection with line of credit                            $           -             $        423

     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The condensed consolidated financial statements included in this document are unaudited and reflect all adjustments (consisting only of (i) normal recurring adjustments and (ii) other adjustments as explained in Note 2 - Acquisition of DRG Resources Group, Inc.) which are, in the opinion of our management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods shown. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2000. The results of operations for the interim periods ended October 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2001.

Revenue Recognition and Deferred Revenues

     We recognize software licensing revenue in accordance with all applicable accounting regulations including the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. Following the requirements of SOP 97-2, we recognize license revenues when all the following conditions are met:

     .    we have signed a non-cancelable license agreement with the customer;

     .    we have delivered the software product to the customer;

     . the amount of the fees to be paid by the customer are fixed or determinable; and

     .    we believe that collection of the fees is probable.


     Maintenance and support services revenue is recognized ratably over the applicable period, usually one-year. Revenue derived from consulting and systems integration is recognized upon performance of the related services.

Research and Product Development Cost

     We expense all research and development costs as they are incurred. Scientific research tax credits are recognized at the time the related costs are incurred and recovery is reasonably assured. We have capitalized certain legal costs associated with the filing of approximately fifty patent applications in various jurisdictions. These patent filings relate to Elliptic Curve Cryptography, or ECC, various mathematical computational methodologies, security protocols and other cryptographic inventions. Once granted, we amortize the individual patent cost over three years.

Note 2. Acquisition of DRG Resources Group, Inc.

     On September 12, 2000, we acquired all of the outstanding common shares of DRG Resources Group, Inc. a corporation based in Redwood City, California. DRG Resources Group is an eCommerce security consulting company. Prior to our acquisition of DRG Resources Group, Digital Resources Group, LLC merged into DRG Resources Group. At the time these two companies merged, Digital Resources Group LLC transferred $100,000 in assets into DRG Resources Group. Prior to the merger of Digital Resources Group, LLC and DRG Resources Group, all other assets and liabilities of Digital Resource Group LLC were distributed to its members. In connection with the acquisition, we also assumed stock options exercisable to acquire a total of 103,100 of our common shares. Details of the consideration and the fair values of the net assets acquired are as follows (in thousands of U.S. dollars):

Net assets acquired
          Current assets (net equity per            $         100
          agreement)
          Other acquired intangibles                          634
          Goodwill                                          9,529
          Deferred compensation expense                     7,741
                                                    -------------
                                                    $      18,004
                                                    =============
Consideration
          Common shares (397,595 shares issued)     $      15,482
          Options to acquire 103,100 common                 2,322
          shares
          Acquisition costs                                   200
                                                    -------------
                                                    $      18,004
                                                    =============


     The following summary presents the results of operations as if DRG Resources Group had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, primarily amortization of goodwill, deferred compensation, and other intangible assets and excluding intercompany revenues and expenses (in thousands of U.S. dollars, except per share amounts):


                                                                       Six months ended
                                                                       ----------------
                                                                          October 31,
                                                                          ----------
                                                                     1999           2000
                                                                   --------       --------
               Pro forma revenues                                 $   5,278      $  12,433
               Pro forma net loss                                 $ (10,757)     $ (18,053)
               Pro forma basic and diluted net loss per share     $   (0.49)     $   (0.70)

Note 3. Net Loss per Common Share

     Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from options and warrants to purchase common shares and common shares subject to repurchase, using the treasury stock method.

     The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:


                                                                         Six months ended
                                                                        ------------------
                                                                            October 31,
                                                                            ----------
                                                                        1999           2000
                                                                      ---------     ---------
              Shares issuable under stock options                     2,007,682     5,763,330
              Shares issuable pursuant to warrants                            0        30,000
              Shares of restricted stock subject to repurchase                0       198,797

     The weighted average exercise price of stock options, calculated by using the six months average exchange rates, was $3.50 and $10.16 at October 31, 1999 and 2000, respectively. The weighted average exercise price of warrants, calculated by using the six months average exchange rate, was $25.80 at October 31, 2000. The weighted average purchase price of restricted stock was $ 38.94 for the period ending October 31, 2000.

Note 4. Note Payable

     On April 27, 2000, we entered into an agreement with Sand Hill Capital II, LP for a line of credit of $15 million bearing interest at the prime rate of interest plus 3%. As of the end of fiscal year 2000, we had borrowed $10 million against this line. In connection with this financing, we issued a warrant which entitles Sand Hill to purchase 30,000 of our common shares for Cdn. $38.13 per share ($24.97 based on the exchange rate on October 31, 2000) until April 27, 2005. The amount borrowed was repaid in May 2000, and the line of credit was terminated. The warrant was valued at $423,000 at the time of issuance based on the Black-Scholes option valuation model. The value of the warrant was charged to interest expense in the first quarter of fiscal 2001 as the note payable was paid off with proceeds from a public offering completed on May 3, 2000. See
Note 6 - "Public Offering and Stock Split."


Note 5. Disclosure About Revenue Sources

     We operate in one reportable segment. We are a developer, manufacturer and vendor of digital information security products, technologies and consulting and systems integration services within the industry segment of electronic commerce. Information about our revenue types is as follows (in thousands of U.S. dollars):

                                                   Three months ended         Six months ended
                                                ------------------------  ------------------------
                                                       October 31,               October 31,
                                                 ------------------------  ------------------------
                                                      1999         2000         1999         2000
                                                    ------       ------       ------      -------
          Software licensing                        $1,874       $4,753       $3,605      $ 9,154
          Consulting and systems integration           512        1,249          879        1,604
          Hardware                                     226          299          276          596
                                                -------------------------------------------------
          Total                                     $2,612       $6,301       $4,760      $11,354
                                                =================================================

     Information about our geographic operations is given below (in thousands of U.S. dollars):

                                                     Three months ended          Six months ended
                                                  ------------------------   -----------------------
                                                        October 31,                October 31,
                                                  ------------------------   ------------------------
                                                        1999           2000         1999         2000
                                                      ------         ------       ------      -------
          United States revenue                       $2,320         $4,317       $4,391      $ 8,706
          Canada revenue                                 171            730          233          760
          International (non-Canadian) revenue           121          1,254          136        1,888
                                                 ----------------------------------------------------
           Total revenue                              $2,612         $6,301       $4,760      $11,354
                                                 ====================================================

Note 6. Public Offering and Stock Split

     On May 3, 2000, we completed a public offering of 2,500,000 common shares in the United States and Canada for net proceeds of approximately $51,500,000. On July 12, 2000, we completed a two-for-one split of our outstanding common shares.

Note 7. Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires us to measure all derivatives at fair value and to recognize them on the balance sheet as an asset or liability, depending on our rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. We will adopt SFAS No. 133 no later than the first quarter of fiscal year 2002.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B (SAB 101B), "Second Amendment: Revenue Recognition in Financial Statements", which extends the effective date of SAB 101 to the fourth fiscal quarter of fiscal years commencing after December 15, 1999. The impact of SAB 101 has not been determined.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of FASB Statement No. 133. SFAS No. 138 amends certain sections of SFAS No. 133. The impact of this statement has not been determined.

Note 8. Stock Option Repricing

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees," which, among other things, requires variable-award accounting for repriced options from the date the options are repriced until the date of exercise. This interpretation became effective on July 1, 2000 to cover specific events that occur after December 15, 1998. On March 17, 1999, our Board of Directors approved the exchange of options to acquire an aggregate of 1,106,240 of our common shares for options having a right to acquire 382,914 common shares. Because these options were repriced after December 15, 1999, they are covered by the interpretation. Accordingly, these options will be accounted for as variable until the date they are exercised, forfeited or expire unexercised. The portion of the options' intrinsic value at July 1, 2000 that is attributable to the remaining vesting period will be recognized over the future period. However, if the share price subsequently declines below the share price at July 1, 2000, compensation cost would be reduced proportionately. Additional compensation cost would be measured for the full amount of any increases in share price after the effective date and will be recognized over the remaining vesting period. Any adjustment to the compensation cost for further changes in share price after the options vest will be recognized immediately. The average exercise price of the newly issued options was $5.44 per common share, the quoted market price of the shares, compared to an average exercise price of $10.19 for the original options. Deferred compensation amortization expense of $499,113 and $610,575 was recorded for the three months and six months ended October 31, 2000 respectively.

Note 9. Subsequent Events

     On October 19, 2000, our shareholders approved the subdivision of our common shares on a two-for-one or three-for-two basis, at the discretion of our Board of Directors, on up to two occasions at any time prior to October 19, 2001.

     On October 27, 2000, we filed a registration statement with the U.S. Securities and Exchange Commission and a preliminary short form prospectus with each of the provinces of Canada, other than Quebec and New Brunswick, pursuant to the U.S./Canada Multi-Jurisdictional Disclosure System for a proposed public offering. On December 1, 2000, we announced the withdrawal of this proposed public offering due to the market conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are a leading provider of information security software and services, specializing in solutions for mobile e-business. Our products and services are specifically designed to address the challenges imposed by a wireless data environment. We offer solutions that incorporate our proprietary encryption technology and are based on industry standards for information security that utilize public key cryptography. We believe that the addition of our products to wireless infrastructures will help to build the trust and confidence necessary for the success of mobile e-business.

     Historically, we have focused on the development and marketing of cryptographic and information security protocol toolkits. We recently launched a line of authentication solutions including public key infrastructure (PKI) software and certificate authority (CA) services. Our virtual private network
(VPN) client software for handheld devices, which is currently in beta testing, is planned for general availability during the first half of calendar year 2001. In addition, we provide consulting and systems integration services to assist our customers in designing and implementing efficient security solutions. Our OEM customers integrate our technologies into their hardware and software products, then sell the finished products to consumers or enterprise customers. We intend to supplement this distribution approach by marketing and selling our VPN software product directly to enterprise customers. Our products are currently licensed by more than 125 customers including ePocrates, Motorola, NeoPoint, Palm, Pixo, QUALCOMM, Research In Motion and Sony.

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

     Our consolidated financial statements contained in this Form 10-Q are reported in U.S. dollars and are presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The following discussion and analysis relates to our financial statements that have been prepared in accordance with U.S. GAAP.

Sources of Revenue and Revenue Recognition Policy

     We derive our revenues from a variety of sources that we generally classify as software licensing, consulting and systems integration, and hardware. We earn software licensing revenues from one-time base license fees or technology access fees, royalties, and annual maintenance and support fees. Royalties, which are based upon per unit or per usage charges or a percentage of the revenue from licensees' products containing our technology, historically have not represented a significant portion of our software license revenues. However, we expect that royalties, along with the revenue that we anticipate will be derived from sales of certificates and VPN client software, will become a greater portion of our revenue over time. Some of our license agreements permit the licensee to sublicense without us receiving any revenue from the sub-licensees. Consulting and systems integration revenue is derived from the performance of contracted services for customers and is accounted for based upon a time-and-materials basis, a percentage completion basis or a fixed contract for a complete solution. Hardware revenues comprise sales of products manufactured by third parties to our specifications and components procured from third parties and resold by us.

     We generally do not use standardized contracts and negotiate most of our customer contracts on a case-by-case basis. However, most of our contracts (other than our contracts for consulting and systems integration or hardware sales) include provisions for us to receive an up-front license fee or royalties. Our royalties for software licenses for mobile and wireless devices vary based on a number of factors, including the size of the contract and the nature of the contract and of the customer.

          The following table set forth our revenues by category and by geography for the periods indicated:

                                                    Three months ended                    Six months ended
                                                         October 31,                         October 31,
                                                 --------------------------           ---------------------------
                                                   1999              2000               1999               2000
                                                 ---------         --------           ---------          --------
     Software licensing                              71.7%             75.4%               75.7%             80.6%
     Consulting and systems integration              19.6              19.8                18.5              14.1
     Hardware                                         8.7               4.8                 5.8               5.3
                                                 --------          --------           ---------          --------
     Total revenue                                    100%              100%                100%              100%
                                                 ========          ========           =========          ========

     U.S. sales                                      88.8%             68.5%               92.2%             76.7%
     Canadian sales                                   6.6              11.6                 4.9               6.7
     International (non-Canadian) sales               4.6              19.9                 2.9              16.6
                                                 --------          --------           ---------          --------
     Total revenue                                    100%              100%                100%              100%
                                                 ========          ========           =========          ========

     We recognize software licensing revenue in accordance with all applicable accounting regulations including the American Institute of Certified Public Accountants Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended. Following the requirements of SOP 97-2, we recognize license revenues when all the following conditions are met:

     .    we have signed a non-cancelable license agreement with the customer;

     .    we have delivered the software product to the customer;

     . the amount of the fees to be paid by the customer are fixed or determinable; and

     .    we believe that collection of these fees is probable.

     Maintenance and support services revenue is recognized ratably over the applicable period, usually one year. Revenue derived from consulting and systems integration is recognized upon performance of the related services.

     For the three months ended October 31, 2000, approximately 98.6% of our revenue was generated in U.S. dollars. In the same period, approximately 26.1% of our expenses were incurred in Canadian dollars, and the balance was incurred primarily in U.S. dollars. For the six months ended October 31, 2000, approximately 99.1% of our revenue was generated in U.S. dollars. In the same period, approximately 29.0% of our expenses were incurred in Canadian dollars, and the balance was incurred primarily in U.S. dollars.

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

Costs and Expenses

     Our costs and expenses consist of selling and marketing, research and development, depreciation and amortization, general and administrative expenses, consulting and systems integration, and cost of hardware sold. Our selling and marketing expenses consist primarily of employee salaries and commissions, related travel, public relations and corporate communications costs and trade shows, marketing programs and market research. Research and development expenses consist primarily of employee salaries, sponsorship of cryptographic research activities at various universities, participation in various cryptographic, wireless and e-business standards associations and related travel and other costs. Depreciation and amortization represent the allocation to income of the cost of fixed assets and intangibles over their estimated useful lives. General and administrative expenses consist primarily of salaries and other personnel-related expenses for executive, financial, legal, information services and administrative functions and amortization of deferred compensation expense which represents the repricing of stock options (See Note 8- Stock Option Repricing in Item 1 above). Consulting and systems integration expenses consist primarily of salaries and travel, and amortization of deferred compensation expense recorded in connection with the acquisition of DRG Resources Group. Our cost of hardware sold consists primarily of the component cost of our hardware products manufactured by third parties to our specifications as well as the procured costs of third-party hardware technology.

     We have capitalized certain legal costs associated with the filing of patent applications in various jurisdictions. These patent filings are in the areas of ECC technology, various mathematical computational methodologies, security protocols and other cryptographic inventions. Once granted, we amortize the individual patent cost over three years.

     In anticipation of business growth, we expect to incur significantly higher selling and marketing, research and development, and general and administrative expenses and capital expenditures in subsequent periods, including expenses related to the construction of new facilities. In addition, to the extent that we complete additional acquisitions, we anticipate that depreciation, amortization and deferred compensation expenses will increase.

Net Losses

     We have incurred significant annual and quarterly net losses and losses from our operations since our inception. We expect to incur significant net losses and operating losses on both an annual and quarterly basis for at least the next few years as we grow our business by hiring additional personnel, increasing marketing and capital expenditures, and enhancing our product and service offerings. In the first quarter of fiscal year 2001, we devoted a substantial portion of our consulting and system integration personnel resources to internal non-revenue producing projects. From time to time, we may choose to utilize our personnel in the same manner. Furthermore, given the rapidly evolving nature of our business and fluctuations in the timing of our sales, our operating results are difficult to forecast and, accordingly, our historical financial results may not be meaningful assessments of our future business operations or prospects.

     We pay taxes in accordance with U.S. federal, state and local tax laws and Canadian federal, provincial and municipal tax laws. We do not expect to pay any significant corporate income taxes in Canada in the foreseeable future because we have significant Canadian tax credits and loss carry-forwards.

Acquisitions

     On September 12, 2000, we acquired all of the outstanding common stock of DRG Resources Group, Inc. of Redwood City, California, an e-commerce security consulting company. The acquisition was completed with the issuance of 397,595 of our common shares. We also assumed stock options exercisable to acquire a total of 103,100 of our common shares. The total consideration for the acquisition was approximately $18 million, which included $7.7 million for future services, which will be amortized in consulting and systems integration expense.

     The acquisition of DRG Resources Group was accounted for by the purchase method, and the results of operations are included in our consolidated statements of operations from the date of acquisition.

Results of Operations

     Although we have experienced substantial growth in revenues in recent periods, we have incurred substantial operating losses since our inception and we may incur substantial operating losses in the foreseeable future. As of October 31, 2000, we had an accumulated deficit of approximately $70.0 million.

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

                                                             Three months                    Six months
                                                             ------------                    ----------
                                                           ended October 31,               ended October 31,
                                                           -----------------               -----------------
                                                           1999         2000               1999         2000
                                                           ----         ----               ----         ----
         Consolidated Statement of Operations Data:
             Revenues                                       100%         100%               100%         100%
         Costs and expenses:
                 Selling and marketing                       56           69                 57           66
                 Research and development                    29           48                 33           48
                 Depreciation and amortization               68           47                 74           51
                 General and administrative                  56           52   *             63           51   *
                 Consulting and systems integration          15           37   **            15           30   **
                 Cost of hardware sold                        6            3                  4            4
         Interest income (expense), net                       2           13                  0           16
         Non-cash interest income (expense)                   0            0                  0           (4)
         Loss before income taxes & interest               (130)        (143)              (146)        (138)
         Income taxes                                        (2)          (1)                (3)          (1)
                                                        --------------------           ---------------------
         Net loss                                          (132)%       (144)%             (149)%       (139)%
                                                        ====================           =====================

* Including the percentage of non-cash expense related to the repricing of stock options under FASB Interpretation No. 44.

** Including the amortization of deferred compensation expense in connection with the acquisition of DRG Resources Group.

Three and six months ended October 31, 2000 and 1999

     Revenue. Revenue for the quarter ended October 31, 2000 was $6.3 million, a 141% increase from $2.6 million in the same quarter of fiscal 2000. Revenue for the six months ended October 31, 2000 was $11.4 million, a 139% increase from $4.8 million in the same period of fiscal 2000. The increases were primarily attributable to increased software licensing, which grew to approximately $4.8 million for the three months ended October 31, 2000, a 154% increase over $1.9 million for the three months ended October 31, 1999, and grew to approximately $9.2 million for the six months ended October 31, 2000, a 154% increase over $3.6 million for the six months ended October 31, 1999. The increase in software licensing revenue was primarily a result of growing market awareness of our products and, to a lesser extent, an expanded sales force. In addition, consulting and systems integration revenue was approximately $1.2 million for the three months ended October 31, 2000, a 144% increase over $0.5 million for three months ended October 31, 1999, and approximately $1.6 million for the six months ended October 31, 2000, a 82% increase over $0.9 million for six months ended October 31, 1999. We added resources in this area during the first six months of fiscal 2001 both from external hiring as well as from the acquisition of DRG Resources Group, an eleven person professional consulting organization specializing in security for the Internet, and specifically public-key infrastructure, in the second quarter of fiscal 2001. Hardware sales for the three months ended October 31, 2000 grew 32% to $0.3 million compared to $0.2 million for the three months ended October 31, 1999. Hardware sales for the six months ended October 31, 2000 also grew 116% to $0.6 million compared to $0.3 million for the six months ended October 31, 1999.

     Selling and Marketing. Selling and marketing expenses were $4.3 million for the three months ended October 31, 2000 versus $1.5 million for the three months ended October 31, 1999, an increase of 196%. Selling and marketing expenses were $7.5 million for the six months ended October 31, 2000 versus

$2.7 million for the six months ended October 31, 1999, an increase of 173%. These increased expenses were primarily due to an increase in personnel costs, branding (such as PKS and MobileTrust launch costs) and VPN beta testing costs. We are in the process of adding marketing personnel and expanding our marketing operations into Europe, South America, and the Asia Pacific region and anticipate that expenses in this area will continue to increase.

     Research and Development. Our research and development expenses were $3.0 million for the three months ended October 31, 2000 versus $0.8 million for the three months ended October 31, 1999, an increase of 291%. Research and development expenses were $5.4 million for the six months ended October 31, 2000 versus $1.6 million for the six months ended October 31, 1999, an increase of 244%. These increases are the result of the addition of personnel necessary to support new product development in the public-key infrastructure and VPN areas. We expect that these expenses will continue to increase as we add additional engineering resources and continue to grow our technical capabilities to support the growth of our business.

     Depreciation and Amortization. Depreciation and amortization increased 68% to $3.0 million in the second quarter of fiscal 2001 compared to $1.8 million in the second quarter of fiscal 2000. Depreciation and amortization increased 63% to $5.7 million for the six months ended October 31, 2000 compared to $3.5 million for the six months ended October 31, 1999. The primary reason for the increase was that our results for the three months and six months ended October 31, 2000 included amortization expenses relating to our acquisition of Trustpoint, which occurred at the end of the third quarter of fiscal 2000, and our acquisition of DRG Resources Group, which occurred during the second quarter of fiscal 2001.

     General and Administrative. General and administrative expenses increased 121% in the second quarter of fiscal 2001 to $3.3 million from $1.5 million for the second quarter of fiscal 2000. General and administrative expenses increased 94% for the six months ended October 31, 2000 to $5.8 million from $3.0 million for the six months ended October 31, 1999. This increase resulted from growth in personnel and office space in California, Nasdaq reporting requirements, the expense portion of system enhancements, and amortization related to the repricing of stock options.

     Consulting and Systems Integration. Consulting and systems integration expenses were $2.3 million for the second quarter of fiscal 2001, a 512% increase over $0.4 million for the second quarter of fiscal 2000. Consulting and systems integration expenses were $3.4 million for the six months ended October 31, 2000, a 377% increase over $0.7 million for the six months ended October 31, 1999. This increase was primarily a result of increasing the number of engineers in this group in order to keep up with growing customer and internal demands and the deferred compensation expense and other costs recorded in connection with the acquisition of DRG Resources Group. We expect that this trend will continue as we amortize the existing deferred compensation expense and add resources through both hiring of personnel and acquisitions of other entities, if any.

     Cost of Hardware Sold. Cost of hardware sold increased 34% in the second quarter of fiscal 2001 to approximately $0.22 million from $0.17 million in the second quarter of fiscal 2000. Cost of hardware sold increased 160% for the six months ended October 31, 2000 to approximately $0.46 million from $0.18 million for the six months ended October 31, 1999. This increase was primarily due to higher hardware sales, but is also attributable to a shift in product mix with a greater proportion of hardware sales being generated by sales of higher cost third-party procured hardware.

     Interest and Other Income (Expense). For the second quarter of fiscal 2001, interest income was $0.8 million compared to an interest income of $0.05 million for the second quarter of fiscal 2000. For the six months ended October 31, 2000, interest income was $1.4 million compared to an interest expense of $0.02 million for the six months ended October 31, 1999. This increase consists of an increase in the amount of cash and marketable securities invested during the three months and six months ended October 31, 200, as well as currency adjustments, primarily Canadian dollars to U.S. dollars. This increase is net of the one-time, non-cash interest expense of $0.4 million from the warrants issued to Sand Hill Capital II, LP, which is included in our results for the three and six months ended October 31, 2000.

     Income Taxes. Income tax expense was $0.06 million for the second quarter of both fiscal 2001 and fiscal 2000. Income tax expense was $0.14 million and $0.13 million for the six months ended October 31, 2000 and 1999, respectively. The income tax expenses for the three months and six months ended October 31, 2000 were estimated based on the projected effective tax rate for fiscal 2001.

     Net Loss. Our net loss increased 165% in the second quarter of fiscal 2001 to $9.1 million ($0.35 per share basic and diluted) compared to $3.4 million ($0.16 per share basic and diluted) for the same period of the previous fiscal year. Our net loss increased 121% in the six months ended October 31, 2000 to $15.7 million ($0.61 per share basic and diluted) compared to $7.1 million ($0.33 per share basic and diluted) for the six months ended October 31, 1999. This increase was predominately attributable to the amortization of acquisition-related intangibles and deferred compensation expense as well as the increased expense for personnel and office space in California.

Financial Condition, Liquidity and Capital Resources

     In May 2000, we completed a public offering of 2,500,000 common shares in the United States and Canada. Our net proceeds from the offering were approximately $51.5 million. On April 27, 2000, we borrowed $10 million from Sand Hill Capital II, LP, or Sand Hill, at the prime rate of interest plus 3%. As partial consideration for making advances to us under this credit facility, we granted Sand Hill a warrant to purchase 30,000 of our common shares at an exercise price of Cdn. $38.13 per share (U.S. $24.97 based on the exchange rate on October 31, 2000) for a period of five years from the date of grant. We repaid the loan and interest on May 5, 2000, using a portion of the proceeds received from our public offering, and terminated this facility. Total cash decreased $5.6 million during the second quarter of fiscal 2001 and increased $34.2 million during the six months ended October 31, 2000. Our cash and cash equivalents and marketable securities at October 31, 2000 were $47.3 million.

     We lease premises totaling approximately 111,000 square feet in Hayward, California. This lease expires on April 1, 2007. We also have a lease for approximately 30,300 square feet of office space in Mississauga, Ontario, which expires on December 25, 2009. Currently, our Canadian offices occupy this space. We recently signed a ten-year lease for approximately seven acres in Mississauga, Ontario upon which a facility of approximately 130,000 square feet is being constructed by the landlord. If the landlord intends to sell the leased premises, we have a right of first refusal for this property on terms to be negotiated and an option to purchase adjoining property of approximately 6 acres. We anticipate subleasing our current Canadian office space and relocating our Canadian operations to the new site in the fall of 2001. The annual rental fee for the new site varies between approximately Cdn. $10.88 to Cdn. $13.08 per square foot (U.S. $7.12 to U.S. $8.56 per square foot based on the exchange rate on October 31, 2000) over the life of the lease, with rental payments commencing in May 2001. In addition, we currently anticipate making facility leasehold improvements of approximately $10 million. We also have a lease for approximately 6,000 square feet in Herndon, Virginia that expires on October 31, 2007, and we occasionally execute month-to-month leases for short-term office space. The total annual base rent for all facilities (other than the newly-leased property in Mississauga) is $1.9 million.

     Our future capital requirements will be substantial and will depend on, and could increase as a result of, many factors, including: costs associated with facility expansion and construction; new products, such as our MobileTrust(TM) Certificate Authority service and our VPN client software business; our research and development programs; acquisitions of companies; purchases of technology from third parties; the time and costs involved in obtaining regulatory approvals; costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; our success in entering into collaborative relationships; and administrative and legal expenses.

     We believe our current cash and cash equivalents and marketable securities position are sufficient to meet our short-term liquidity needs. In the future, we may need to augment our cash in order to fund our activities. Such capital may be raised through additional public or private financing, as well as collaborative relationships, borrowings and other available sources. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If we raise funds by issuing additional securities, dilution to existing shareholders may result. If adequate funds are not available, we may be required to significantly curtail one or more of our research and development programs or commercialization efforts or to obtain funds through arrangements with collaborative partners or others on less favorable terms.

Factors That May Affect Operating Results

     We operate in a dynamic and rapidly changing environment that involves risks and uncertainties. You should carefully consider the risks described below and the other information in this Form 10-Q. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially harmed. This section should be read in conjunction with our annual report on Form 10-K for the fiscal year ended April 30, 2000.

Risks Related to Our Company

We have a limited operating history and have incurred losses since inception and anticipate incurring losses for the foreseeable future

     Although we have been engaged in the cryptographic security industry since 1985, we did not ship our first commercial toolkit or enter the U.S. market until 1997. Accordingly, our business operations are subject to all of the risks inherent in a new business enterprise, such as competition and viable operations management.

     Since our inception, we have incurred substantial net losses. As of October 31, 2000, we had an accumulated deficit of approximately $70.0 million and, in addition, an accumulated other comprehensive loss of $2.4 million. We expect to incur additional losses for the next few years, and we may never achieve profitability. If we do achieve profitability, we may not be able to sustain it. Because we may be unable to sustain our revenue growth, you should not consider our historical growth indicative of our future revenue levels or operating results. Our success will depend in large part upon our ability to generate sufficient revenue to achieve profitability and to maintain existing customer relationships and to develop new customer relationships.

Because our quarterly operating results are subject to fluctuations, period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as an indication of future performance

     Our quarterly operating results have historically fluctuated and may fluctuate significantly in the future. Accordingly, our operating results in a particular period are difficult to predict and may not meet the expectations of securities analysts or investors. If this were to occur, our share price would likely decline significantly. Factors that may cause our operating results to fluctuate include:

     . the level of demand for our products and services as well as the timing of new releases of our products;

     .    our dependence in any quarter on the timing of a few large sales;

     .    our ability to maintain and grow a significant customer base;

     . the fixed nature of a significant portion of our operating expenses, particularly personnel, research and development, and leases;

     .    costs related to the opening or expansion of our facilities;

     . unanticipated product discontinuation or deferrals by our OEM customers;

     .    changes in our pricing policies or those of our competitors;

     .    currency exchange rate fluctuations; and

     . timing of acquisitions, our effectiveness at integrating acquisitions with existing operations and related costs.

     Accordingly, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful. You should not rely on the results of one quarter as an indication of our future performance.

     In addition, we expect to increase our operating expenses significantly as we:

     . expand our sales and marketing operations and develop new distribution channels;

     .    improve existing or build additional software development centers;

     .    improve our operational and financial systems;

     .    pursue our acquisition strategy;

     .    broaden our customer support capabilities; and

     .    fund greater levels of research and development.

     If we do not significantly increase our revenue to meet these increased operating expenses, our business, financial condition and operating results could be materially adversely affected.

Our revenues are difficult to predict

     We derive our revenue primarily from sales of our products and services to our OEM customers. Our sales vary in frequency, and OEM customers may or may not purchase our products and services in the future. The sale to, and implementation by, OEMs of our products and services typically involves a lengthy education process, significant technical evaluation and commitment of capital and other resources by them. This process is also subject to the risk of delays associated with their internal budgeting and other procedures for approving capital expenditures, deploying new technologies and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with many of our products and services are generally lengthy, and we may not succeed in closing transactions on a timely basis, if at all. If orders expected from a specific customer for a particular period are not realized, our revenues could fail to materialize.

     In addition, our customers may defer the purchase of, or stop using, our products and services at any time, and certain license agreements may be terminated by the customer at any time. We generally do not use standardized contracts and negotiate most of our customer contracts on a case-by-case basis, which makes our revenues difficult to predict. Our customer contracts typically provide for base license fees, technology access fees and/or royalties based on a per unit or per usage charge or a percentage of revenue from licensees' products containing our technology. Additionally, a number of our large contracts provide that we will not earn additional royalty revenues from those contracts until these customers' shipments exceed certain thresholds. As a result, our revenues are not recurring from period to period, which makes them more difficult to predict. In addition, estimating future revenue is difficult because we generally ship our products soon after an order is received and, as such, we do not have a significant backlog. Our expense levels are based, in part, on our expectations of future revenues and are largely fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues.

Some of our products are new, unproven and currently generate little or no revenue

     We recently launched our PKI products and CA service, and we have not yet released our VPN client software product for general availability. We cannot predict the future level of acceptance, if any, of these new products, and we may be unable to generate significant revenue from these products.

Our business depends on continued development of the Internet and the continued growth of mobile e-business

     Our future success is substantially dependent upon continued growth in the use of the Internet and the acceptance of mobile and wireless devices and their use for mobile e-business. The adoption of the Internet for commerce and communications, particularly by individuals and companies that have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business and exchanging information. In particular, companies that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new, Internet-based strategy that may make their existing infrastructure obsolete. To the extent that individuals and businesses do not consider the Internet to be a viable commercial and communications medium, our business may not grow.

     In addition, our business may be harmed if the number of users of mobile and wireless devices does not increase, or if e-business and mobile e-business do not become more accepted and widespread. The use and acceptance of the Internet and of mobile and wireless devices may not increase for any number of reasons, including:

       . actual or perceived lack of security for sensitive information, such as credit card numbers;

       .  traffic or other usage delays on the Internet;

       .  competing technologies;

       .  governmental regulation; and

       .  uncertainty regarding intellectual property ownership.

       Capacity constraints caused by growth in the use of the Internet may impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. If the necessary infrastructure, products, services or facilities are not developed, if the Internet does not become a viable and widespread commercial and communications medium or if individuals and businesses do not increase their use of mobile and wireless devices for mobile e-business, our business, financial condition and operating results could be materially adversely affected.

Our success depends on an increase in the demand for digital signatures in mobile e-business transactions and ECC technology becoming accepted as an industry standard

       For handheld devices, many of the advantages our ECC-based technology has over conventional security technology are not applicable to a transaction that does not involve the creation of a digital signature on a handheld device. The vast majority of e-business and mobile e-business transactions currently do not involve such digital signatures. Participants in mobile e-business have only recently begun to require client digital signatures in some applications, such as enterprise data access and certain high-value transactions. Unless the number of mobile e-business transactions involving client digital signatures increases, the demand for our products and services, and consequently, our business, financial condition and operating results could be materially adversely affected.

       To date, ECC technology has not been broadly accepted. In order for our business to be successful, ECC technology must become accepted as an industry standard, which may never happen. The technology of our principal competitor, RSA Security Inc., is and has been for the past several years, the de facto standard for security over open networks like the Internet. The patent related to this competing technology expired in September 2000, making this technology freely available. The free availability of such security technology could significantly delay or prevent the acceptance of ECC as a security standard.

We must manage our growth

  We have experienced a period of significant growth in our sales and personnel that has placed strain upon our management systems and resources. Our sales increased from $4.8 million for the six months ended in October 31, 1999 to $11.4 million for the six months ended in October 31, 2000. The number of our full-time, part-time and contract employees increased from 102 at the end of fiscal 1999 to 165 at the end of fiscal 2000 and subsequently to approximately 310 as of October 31, 2000. We intend to continue to grow in the foreseeable future and to pursue existing and potential market opportunities, including acquisitions. Our growth has placed, and will continue to place, significant demands on our management and operational resources, particularly with respect to:

     . recruiting, training, supervising and retaining skilled technical, marketing and management personnel in an environment where there is intense competition for skilled personnel;

     . developing and managing a larger, more complex international organization;

     . expanding our treasury and accounting functions and information systems to meet the demands of a growing company;

     . strengthening our financial and management controls in a manner appropriate for a larger enterprise;

     . expanding our facilities and other infrastructure in a timely manner to accommodate a significantly larger workforce;

     . maintaining and expanding a cutting edge research and development staff;

     .    expanding our sales and marketing efforts; and

     .    preserving our culture, values and entrepreneurial environment.

     Our revenue may not continue to grow at a pace that will support our planned costs and expenditures. To the extent that our revenue does not increase at a rate commensurate with these additional costs and expenditures, our results of operations and liquidity would be materially adversely affected.

     Our management has limited experience managing a business of our size and, in order to manage our growth effectively, we must concurrently develop more sophisticated operational systems, procedures and controls. If we fail to develop these systems, procedures and controls on a timely basis, it could impede our ability to deliver products in a timely fashion and fulfill existing customer commitments and, as a result, our business, financial condition and operating results could be materially adversely affected.

Acquisitions could harm our business

  We acquired Consensus Development Corporation and Uptronics Incorporated in fiscal year 1999, Trustpoint in fiscal year 2000 and DRG Resources Group in fiscal year 2001. We may acquire additional businesses, technologies, product lines or services in the future either in the United States or abroad. Acquisitions involve a number of risks, potentially including:

     .    disruption to our business;

     . inability to integrate, train, retain and motivate key personnel of the acquired business;

     .    diversion of our management from our day-to-day operations;

     . inability to incorporate acquired technologies successfully into our products and services;

     . additional expense associated with completing an acquisition and amortization of any acquired intangible assets;

     . impairment of relationships with our employees, customers and strategic partners; and

     . inability to maintain uniform standards, controls, procedures and policies.

     In addition, we may not be able to maintain the levels of operating efficiency that any acquired company achieved or might have achieved separately. Successful integration of the companies we acquire will depend upon our ability to eliminate redundancies and excess costs. As a result of difficulties associated with combining operations, we may not be able to achieve cost savings and other benefits that we might hope to achieve with these acquisitions.

     We may satisfy the purchase price of any future acquisitions through the issuance of our common shares, which would result in dilution to our existing shareholders. We may also incur debt or assume liabilities. We cannot assure you that we will be able to obtain any additional financing on satisfactory terms, or at all. The incurrence of indebtedness would make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. The terms of any additional indebtedness may include restrictive financial and operating covenants, which could limit our ability to compete and expand our business.

     Our business strategy also includes entering into strategic investments and joint ventures with other companies. These transactions are subject to many of the same risks identified above for acquisitions.

Our success depends on attracting and retaining skilled personnel

     Our success is largely dependent on the performance of our management team and other key employees, particularly Scott A. Vanstone, our Chief Cryptographer. Our success also depends on our ability to attract, retain and motivate qualified personnel. Most of our key technical and senior management personnel are not bound by employment agreements. Loss of the services of any of these key employees would harm our business, financial condition and operating results. We do not maintain key person life insurance policies on any of our employees.

     Competition for qualified personnel in the digital information security industry is intense, and finding and retaining qualified personnel in the San Francisco Bay Area and the Greater Toronto Area are difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions, and it is becoming increasingly difficult to hire and retain such persons. Competitors and others have in the past and may attempt in the future to recruit our employees. A major part of our compensation to our key employees is in the form of stock option grants. A prolonged depression in our share price could make it difficult for us to retain employees and recruit additional qualified personnel. In addition, the volatility and current market price of our common shares may make it difficult to attract and retain personnel.

We face risks related to our international operations

     We are currently in the process of expanding our international presence and operations. This expansion is expected to involve opening foreign sales offices, which may cause us to incur substantial costs. International sales and operations may be limited or disrupted by increased regulatory requirements, the imposition of government and currency controls, export license requirements, political instability, labor unrest, transportation delays and interruptions, trade restrictions, changes in tariffs and difficulties in staffing and coordinating communications among international operations. These foreign markets may require us to develop new products or modify our existing products. There can be no assurance that we will be able to manage effectively the risks associated with our international operations or that those operations will contribute positively to our business, financial condition or operating results.

We must successfully complete the transition of our financial, accounting and treasury systems from Canada to the United States

     Our Chief Executive Officer and Chief Financial Officer are located in our Hayward, California office rather than our Mississauga, Ontario office. We are in the process of moving our internal financial, accounting and treasury functions from Mississauga to Hayward. These changes could cause significant disruption in our company and adversely affect these critical functions. If that were to occur, our business, financial condition and operating results could be materially adversely affected.

We face risks related to intellectual property rights

     We rely on one or more of the following to protect our proprietary rights: patents, trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy and may succeed in copying aspects of our product designs, products or trademarks, or obtain and use information we regard as proprietary. Preventing the unauthorized use of our proprietary technology may be difficult in part because it may be difficult to discover such use. Stopping unauthorized use of our proprietary technology may be difficult, time-consuming and costly. In addition, the laws of some countries in which our products are licensed do not protect our products and services and related intellectual property to the same extent as the laws of Canada, the United States and countries of the European Union. While we believe that at least some of our products are covered by one or more of our patents and these patents are valid, a court may not agree if the matter is litigated. There can be no assurance that we will be successful in protecting our proprietary rights and, if we are not, our business, financial condition and operating results could be materially adversely affected.

     The industry in which we compete has many participants who own, or claim to own, intellectual property. We indemnify our licensees against third-party intellectual property claims based on our technology. Claims relating to intellectual property by any third-party business, individual or university, whether or not with merit, could be time-consuming to evaluate, result in costly litigation, cause shipment delays for products or the cessation of the use and sale of products or services, or require us to obtain licenses by paying license fees and/or royalties to the owners of the intellectual property. Such licensing agreements, if required, may not be available on royalty or other terms acceptable to us. Any of these situations could materially adversely affect our business, financial condition and operating results. We also currently license third party technology for use in some of our products and services. These third party technology licenses may not continue to be available on commercially reasonable terms or may not be available at all. Our business, financial condition and operating results could be materially adversely affected if we lose the right to use certain technology.

     We are engaged in joint development projects with certain companies. One of these projects has resulted in the issuance of jointly owned patents. There is a risk that the companies with which we are working could decide not to commercialize the joint technology and that we may be unable to commercialize joint technology without their consent and/or involvement.

     We are a member of certain organizations which set standards. As part of the standards process, the participants are requested to file statements identifying any patents they consider to be essential to implementation of the standard. As such, we may be required to disclose and license patents that we own which are necessary for practice of the standard. Further, to provide products that are compliant with standards that have been adopted or will be adopted in the future, we may have to license patents owned by others. As a part of some standards processes, other companies have disclosed patents that they believe are required to implement those standards. We cannot assure you that we will be able to gain licenses to these patents, if needed, on terms acceptable to us. Such licensing requirements may materially adversely affect the value of our products, and, consequently, our business, financial condition and operating results.

Our products could have defects which could delay their shipment, harm our reputation and increase costs

     Our products are highly complex and, from time to time, may contain design defects that are difficult to detect and correct. Errors, failures or bugs may be found in our products after commencement of commercial shipments. Even if these errors are discovered, we may not be able to correct such errors in a timely manner or at all. The occurrence of errors and failures in our products could result in damage to our reputation, lost revenue and the loss of, or delay in achieving, market acceptance of our products, and correcting such errors and failures in our products could require significant expenditure of capital by us. The sale and support of these products may entail the risk of product liability or warranty claims based on damage to such equipment. In addition, the failure of our products to perform to customer expectations could give rise to warranty claims. Our insurance may not cover or its coverage may be insufficient to cover any such claims successfully asserted against us, and therefore the consequences of such errors, failures and claims could have a material adverse effect on our business, financial condition and operating results.

System interruptions and security breaches could harm our business

     We are in the process of constructing a secure data center for issuing certificates. We will depend on the uninterrupted operation of that data center. We will need to protect this center and our other systems from loss, damage or interruption caused by fire, power loss, telecommunications failure or other events beyond our control. In addition, most of our systems and the data center are located, and most of our customer information is stored, in the San Francisco Bay Area, which is susceptible to earthquakes. Any damage or failure that causes interruptions in our data center and our other computer and communications systems could materially adversely affect our business, financial condition and operating results.

     Our success also depends upon the scalability of our systems. Our systems have not been tested at the usage volumes that we expect will be required in the future. As a result, a substantial increase in demand for our products and services could cause interruptions in our systems. Any such interruptions could materially and adversely affect our ability to deliver our products and services and our business, financial condition and operating results.

     Although we intend to periodically perform, and retain accredited third parties to perform, evaluations of our operational controls, practices and procedures, we may not be able to meet or remain in compliance with our internal standards or those set by these third parties. If we fail to maintain these standards, we may have to expend significant time and money to return to compliance, and our business, financial condition and operating results could be materially adversely affected.

     We will retain certain confidential customer information in our planned data center. It is important to our business that our facilities and infrastructure remain secure and be perceived by the marketplace to be secure. Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or other disruptive problems. It is possible that we may have to expend additional financial and other resources to address these problems. Any physical or electronic break-ins or other security breaches or compromises of the information stored at our planned data center may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability and damage to our reputation, and customers could be reluctant to use our products and services. Such an occurrence could also result in adverse publicity and adversely affect the market's perception of our products and services, which could materially adversely affect our business, financial condition and operating results.

We must continue to develop and maintain strategic and other relationships

     One of our business strategies has been to enter into strategic or other collaborative relationships with many of our OEM customers to develop new technologies and leverage their sales and marketing organizations. We may need to enter into additional relationships to execute our business plan. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms. As a result, we may have to devote substantially more resources to the development of new technology and the distribution, sales and marketing of our security products and services than we would otherwise. The failure of one or more of our strategic relationships could materially adversely affect our business, financial condition and operating results.

We have only recently begun to sell directly to enterprise customers

     We have recently started to expand our sales efforts to encompass sales of certain products directly to enterprises other than OEMs. The expansion of our direct sales efforts will require that we attract, hire, train, manage and adequately compensate a larger group of professionals. We cannot assure you that we will be successful in expanding and managing our sales effort or that the revenues produced by our direct sales will offset our increased expenses.

     These non-OEM, or enterprise, customers will require different products, support services and integration services than our existing OEM customer base. We cannot assure you that we will be successful in developing the products and services necessary to serve this new customer base.

We compete with some of our customers

     We regularly license some of our products to customers who compete with us in other product categories. For example, we license our Security Builder(R) cryptographic toolkit to Baltimore Technologies for incorporation into their UniCERT(TM) product, which competes with our Trustpoint(TM) product line. This potential conflict may deter existing and potential future customers from licensing some of our component products, most notably our Security Builder(R) cryptographic toolkit. We expect to compete with a greater number of our customers as we further expand our product line.

Our share price has been, and will likely continue to be, volatile

     We expect that the market price of our common shares may fluctuate substantially as a result of variations in our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our common shares is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common shares may fall dramatically in response to a variety of factors, including:

     .    announcements of technological or competitive developments;

     . acquisitions or entry into strategic alliances by us or our competitors;

     .    the gain or loss of a significant customer or strategic relationship;

     .    changes in estimates of our financial performance;

     . changes in recommendations from securities analysts regarding us, our industry or our customers' industries; and

     .    general market or economic conditions.

     This risk may be heightened because our industry is new and evolving, is characterized by rapid technological change and is susceptible to the introduction of new competing technologies or competitors.

     In addition, equity securities of many technology companies have experienced significant price and volume fluctuations. These price and volume fluctuations are sometimes unrelated to the operating performance of the affected companies. Volatility in the market price of our common shares could result in securities class action litigation. This type of litigation, regardless of the outcome, could result in substantial costs to us and a diversion of our management's attention and resources.

We have limited financial resources and may require additional financing that may not be available

     We may require additional equity or debt financing in the future. There can be no assurance that we will be able to obtain on satisfactory terms, or at all, the additional financing required to compete successfully. Failure to obtain such financing could result in the delay or abandonment of some or all of our business plans, which could have a material adverse effect on our business, financial condition and operating results.

Risks Related to Our Industry

Public key cryptographic technology is subject to risks

     Our products and services are largely based on public key cryptographic technology. With public key cryptographic technology, a user has both a public key and a private key. The security afforded by this technology depends on the integrity of a user's private key and on it not being stolen or otherwise compromised. The integrity of private keys also depends in part on the application of certain mathematical principles such as factoring and elliptic curve discrete logarithms. This integrity is predicated on the assumption that solving problems based on these principles is difficult. Should a relatively easy solution to these problems be developed, then the security of encryption products using public key cryptographic technology could be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our products and services obsolete or unmarketable. Even if no breakthroughs in methods of attacking cryptographic systems are made, factoring problems or elliptic curve discrete logarithm problems can theoretically be solved by computer systems that are significantly faster and more powerful than those currently available. In the past, there have been public announcements of the successful decoding of certain cryptographic messages and of the potential misappropriation of private keys. Such publicity could also adversely affect the public perception as to the safety of public key cryptographic technology. Furthermore, an actual or perceived breach of security at one of our customers, whether or not due to our products, could result in adverse publicity for us and damage to our reputation. Such adverse public perception or any of these other risks, if they actually occur, could materially adversely affect our business, financial condition and operating results.

Our future success will depend upon our ability to anticipate and keep pace with technological changes

     The information security industry is characterized by rapid technological change. Technological innovation in the marketplace, such as in the areas of mobile processing power or wireless bandwidth, or the development of new cryptographic algorithms, may reduce the comparative benefits of our products and could materially adversely affect our business, financial condition and operating results. Our inability, for technological or other reasons, to enhance, develop and introduce products in a timely manner in response to changing market conditions, industrial standards, customer requirements or competitive offerings could result in our products becoming obsolete, or could otherwise have a material adverse effect on our business, financial condition and operating results. Our ability to compete successfully will depend in large measure on our ability to maintain a technically competent research and development staff and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our products with evolving industry standards and protocols.

We face significant competition which could harm our ability to maintain or increase sales of our products or reduce the prices we can charge for our products

     We operate in a highly competitive industry. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. We anticipate that the quality, functionality and breadth of our competitors' product offerings will improve, and there can be no assurance that we will be able to compete effectively with such product offerings. In addition, we could be materially adversely affected if there were a significant movement towards the acceptance of open source solutions or other alternative technologies that compete with our products. We expect that additional competition will develop, both from existing businesses in the information security industry and from new entrants, as demand for information products and services expands and as the market for these products and services becomes more established. Moreover, as competition increases, the prices that we charge for our products may decline. If we are not able to compete successfully, our business, financial condition and operating results could be materially adversely effected. Our most significant direct competitors include RSA Security, VeriSign, Inc., Baltimore Technologies plc and Entrust Technologies Inc.

Our business could be adversely affected by United States and foreign government regulation

     The information security industry is governed by regulations that could have a material adverse effect on our business. The export of cryptographic equipment and software, including many of our products, is regulated by both the U.S. and Canadian governments. It is also possible that laws could be enacted covering issues such as user privacy, pricing, content and quality of products and services in these markets. Such regulations and laws could cause us to compromise our source code protection, minimize our intellectual property protection, negatively impact our plans for global expansion and consequently materially adversely effect our business.

Risks Related to Our Corporate Charter; Limitations on Dividends

The anti-takeover effect of certain of our charter provisions could delay or prevent our being acquired

     Our authorized capital consists of an unlimited number of common shares and an unlimited number of preferred shares issuable in one or more series. Although we currently do not have outstanding any preferred shares, our board of directors has the authority to issue preferred shares and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of these shares without any further vote or action by shareholders. The rights of the holders of common shares will be subject to, and may be adversely affected by, the rights of holders of any preferred shares that may be issued in the future. The issuance of preferred shares, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, or the issuance of additional common shares could make it more difficult for a third party to acquire a majority of our outstanding voting shares. This could deprive our shareholders of a control premium that might otherwise be realized in connection with an acquisition of our company.

Our shareholder rights plan could delay or prevent our being acquired

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

     Currency fluctuations may materially adversely affect us. For the three months ended October 31, 2000, 26% of our operating expenses were paid in currencies other than the U.S. dollars. For the six months ended October 31, 2000, 29% of our operating expenses were paid in currencies other than the U.S. dollar.

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


                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The nature of our business subjects us to numerous regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period, depending partly on the results for that period, and a substantial judgement could have a material adverse impact on our financial condition. However, it is the opinion of management, after consultation with our legal counsel, that we are currently not subject to any material legal proceeding.

     We have received a letter on behalf of Carnegie Mellon University asserting that it owns the trademark "CERT", and that it believes our use of the stock symbol "CERT" will cause confusion with and/or dilute its purported trademark. Although we intend to defend our use of the stock symbol "CERT" vigorously, there can be no assurance that we will be successful in doing so, or that this dispute with the University will not have a material adverse impact on us.

     We have also received a letter on behalf of Geoworks Corporation. Asserting that it holds a patent on certain aspects of technology which are part of the WAP standard. Our WTLS Plus(TM) toolkit may be used to implement WAP-compliant technology. After an internal investigation based upon the description provided by Geoworks of its purportedly patented technology, it is our belief that our toolkits do not include implementation of the Geoworks technology. We have also become aware of a letter circulated on behalf of a Mr. Bruce Dickens asserting that he holds a patent on certain aspects of technology which are implemented within certain aspects of the SSL standard. After an internal investigation, it is our belief that we do not implement any validly patented technology. Although we intend to vigorously defend any litigation that may arise in connection with these matters, there can be no assurance that we will be successful in doing so, or that such disputes will not have a material adverse impact on us. In addition, we recently became aware of a letter sent on behalf of Mr. Leon Stambler to one of our customers asserting that Mr. Stambler holds a patent on certain aspects of technology which are implemented within the SSL standard. We have reviewed the patent and prepared documentation indicating a possible prior use of the subject matter purportedly claimed in the referenced patent. We have not been approached directly by Mr. Stambler nor are we aware of the status of any ongoing discussions between our customer and Mr. Stambler. There can be no assurance that such asserted patent will not have a material adverse impact on us.

Item 2. Changes in Securities and Use of Proceeds

     On May 3, 2000, we completed the public offering of 2,500,000 common shares in the United States and Canada at a per share price of $23.15, for aggregate proceeds of $57,875,000. The shares were offered in the United States pursuant to a Form F-10 Registration Statement filed with the U.S. Securities and Exchange Commission under Registration No. 333-11586, and began trading on The Nasdaq National Market on May 2, 2000. Our placement agent for the offering was FleetBoston Robertson Stephens, Inc. After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $51,500,000. On May 5, 2000, we used a portion of the proceeds of the offering to repay a $10 million loan obtained from Sand Hill Capital II, LP in April, 2000. We intend to use the remaining net proceeds from the offering for the expansion of our sales and marketing activities, including hiring additional sales personnel and opening new sales offices in Europe, South America, and the Asia Pacific region, the development and enhancement of our products and services, working capital and general corporate purposes.

     On September 12, 2000, we acquired all of the outstanding stock of DRG Resources Group, Inc., an eCommerce security consulting company located in Redwood City, California, in exchange for 397,595 of our common shares (valued at $15.5 million based on the closing price of our common shares on September 12, 2000). In connection with the acquisition, we also assumed stock options exercisable to acquire a total of 103,100 of our common shares.

     The stock of DRG Resources Group was acquired from the three former shareholders (James Cowing, Michael Harris and Daniel Moy (each, a DRG Shareholder)) of DRG Resources Group. The purchase price was determined based on our evaluation of the value of DRG Resources Group's current business and its growth potential and the skills of its employees. Following the acquisition, DRG Resources Group became a wholly owned subsidiary of Certicom.

     We have a right to repurchase a portion of the common shares issued to a DRG Shareholder as consideration for the acquisition, the Repurchase Percentage, for $0.25 per share if the DRG Shareholder terminates his employment with us prior to March 12, 2002, unless the DRG Shareholder resigns because we change certain conditions related to his work. In addition, we will have a right to reacquire the Repurchase Percentage from a DRG Shareholder if we terminate his employment for certain reasons.

     The Repurchase Percentage will equal 50% of the Certicom common shares acquired by such DRG Shareholder if the DRG Shareholder ceases to be our employee under certain circumstances prior to April 12, 2001. The Repurchase Percentage will decrease by 4.166% of the entire number of Certicom common shares initially issued to the DRG Shareholder for each one-month period after March 12, 2001 that the DRG Shareholder is employed by us. For example, if a DRG Shareholder ceases to be an employee on April 12, 2001 under circumstances in which our repurchase right applies, we will have the right to repurchase up to 45.834% of the Certicom common shares initially acquired by the DRG Shareholder. If a DRG Shareholder is still an employee of DRG Resources Group on March 12, 2002, we will no longer have a right to repurchase any Certicom common shares acquired by the DRG Shareholder.

     The Certicom common shares issued to each DRG Shareholder and the other options assumed by us were unregistered shares issued pursuant to Section 4(2) of the Securities Act of 1933. We relied on the Section 4(2) exemption because there were only three DRG Shareholders and each shareholder represented that he was an accredited investor.

Item 4.  Submission of Matters to a Vote of Security Holders

      At our Annual and Special Meeting of Shareholders held on October 19, 2000, each of Bernard W. Crotty, Richard P. Dalmazzi, Philip C. Deck, William T. Dodds, Erling E. Rasmussen, Louis E. Ryan, William J. Stewart, and Scott A. Vanstone was elected as a Director by the number of votes set forth in item 1 of the table below. The following proposals were adopted by the margins required under applicable law:

                                           Number of shares
                                           ----------------
                                  Votes          Votes          Votes
                                   For          Witheld        Excluded
                                   ---          -------        ---------
1.  Election of directors.      12,804,935        17,190              600

2.  Appointment of KPMG LLP as auditors of the      12,801,421   18,928   2,376
 Company to hold office until the next annual meeting of shareholders at a remuneration to be fixed by the Board of Directors of the Company.

                                                                         Number of shares
                                                        ----------------------------------------------------
                                                          Votes         Votes          Not           Votes
                                                           For         Against        Voted         Excluded
                                                           ---         -------        -----         --------
3.  Amendment of the Articles of the Company to         12,812,571        9,409                           745
subdivide the issued and outstanding common
shares of the Company on up to two occasions on a
two-for-one or three-for-one basis at any time and
from time to time during the twelve months following
the meeting, at the discretion of the Board of
Directors.

4.  Approval of amendments to the Shareholders           7,812,286     4,083172                       927,267
Rights Plan Agreement of the Corporation dated
August 15, 1997 and to confirm the Shareholder
Rights Plan Agreement of the Corporation, as
amended.

5.  Amendment of the 1997 Stock Option Plan by           6,677,308    5,185,245       925,357          36,346
increasing the total number of common shares
reserved for issuance under the 1997 Stock Option
Plan from 6,000,000 to 8,000,000.

6.  Amendment of the 2000 U.S. Stock Plan by             7,262,628    4,598,434       925,357          36,306
increasing the total number of common shares
reserved for issuance under the 2000 U.S. Stock
Plan from 2,000,000 to 3,000,000.

7.  Adoption of the 2000 Directors' Incentive Plan       8,584,030    2,804,003       925,357         509,335
pursuant to which the Company may grant options
to purchase common shares to directors of the
Company who are not employed by the Company on a
full-time basis.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Index to Exhibits

         Exhibit Number                     Description
         --------------  ---------------------------------------------------
              2.1 Agreement and Plan of Merger by and among Certicom Corp., DRG Acquisition Corp., DRG Resources Group, Inc., Jim Cowing, Michael Harris and Daniel Moy ("Agreement and Plan of Merger") (Copies of exhibits to the Agreement and Plan of Merger not filed herewith are described therein and will be furnished to the Securities and Exchange Commission upon request)
              2.2 Exhibit B to the Agreement and Plan of Merger: Form of Escrow Agreement
              2.3 Exhibit F to the Agreement and Plan of Merger: Form of Repurchase Agreement
             10.1        2000 Directors' Incentive Plan
             10.2        Amended Shareholder Rights Plan Agreement
             27.1        Financial Data Schedule


         (b)  Reports on Form 8-K

         The following reports were filed on Form 8-K during the quarter ended October 31, 2000:

         . Current Report on Form 8-K dated August 23, 2000 was filed on August 28, 2000 pursuant to Item 4 - Changes in Accountants

         . Current Report on Form 8-K dated September 12, 2000 was filed on September 27, 2000 pursuant to Item 2 - Acquisition or Disposition of Assets.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of December, 2000.

                                             Certicom Corp.


                                             By: /s/ Richard P. Dalmazzi
                                             ---------------------------
                                             Richard P. Dalmazzi
                                             President, Chief Executive Officer
                                             and Director (Principal Executive
                                             Officer)

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