Form 10-Q
period 2001-01-31
CERTICOM CORP
filed 2001-03-16
CIK 1075710

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the quarterly period ended January 31, 2001 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                   For the transition period from ___ to ___


                       Commission File Number: 001-15010

                                CERTICOM CORP.
             ----------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

Yukon Territory, Canada                                 Not Applicable
-----------------------                                 -------------------
(State or other                                         (I.R.S. Employer
Jurisdiction of                                         Identification No.)
Incorporation)


25801 Industrial Boulevard
Hayward, California                                     94545
---------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

     (Registrant's telephone number, including area code): (510) 780-5400
     --------------------------------------------------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

As of March 12, 2001, there were 26,508,270 of registrant's common shares outstanding.

                                TABLE OF CONTENTS

                                                                                                                 Page
Exchange Rate Information................................................................................        1

Special Note Regarding Forward-Looking Statements........................................................        1

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.............................................................................        2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............       10

        Factors That May Affect Operating Results........................................................       16

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................................       26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................................................       26

Item 6. Exhibits and Reports on Form 8-K.................................................................       28

Signatures...............................................................................................       29


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

                           EXCHANGE RATE INFORMATION

          Unless otherwise indicated, all dollar amounts in this Form 10-Q are expressed in United States dollars. References to "$" or "U.S.$" are to United States dollars, and references to "Cdn.$" are to Canadian dollars. The following table sets forth, for each period indicated, information concerning the exchange rates between U.S. dollars and Canadian dollars based on the inverse of the noon buying rate in the City of New York on the last business day of each month during the period for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). The table illustrates how many U.S. dollars it would take to buy one Canadian dollar. On January 31, 2001, the Noon Buying Rate was U.S. $0.6669 per Cdn.$1.00.

                                            U.S.$ per Cdn.$ Noon Buying Rate
                                            --------------------------------

                                Average(1)          Low            High          Period End
                                ----------          ---            ----          ----------
Fiscal year ended
-----------------
April 30, 2000                   0.6804           0.6969           0.6607           0.6756

Nine months ended
-----------------
January 31, 2000                 0.6790           0.6969           0.6607           0.6888
January 31, 2001                 0.6668           0.6889           0.6410           0.6669

Three months ended
------------------
January 31, 2000                 0.6837           0.6969           0.6740           0.6888
January 31, 2001                 0.6569           0.6692           0.6410           0.6669

_______
(1) The average of the daily Noon Buying Rates on the last business day of each month during the period.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          In addition to historical information, this Quarterly Report contains forward-looking statements that reflect management's beliefs, objectives and expectations as of the date hereof. These statements, which may be identified by words such as "may", "would", "could", "will", "intend", "plan", "anticipate", "believe", "estimate", "expect" and similar expressions, relate to, among other things, our intent to market and sell the VPN software product directly to enterprise customers (see Overview), the expectation that royalties and revenue from sales of certificates and VPN client software will become a greater portion of overall revenue in the future (see Sources of Revenue and Revenue Recognition Policy), the expectation that revenues will continue to be generated mostly in U.S. dollars and some expenses will continue to be denominated in Canadian dollars (see Sources of Revenue and Revenue Recognition Policy), the expectation that expenses will increase in the future (see Costs and Expenses; Results of Operations - Selling and Marketing, - Research and Development, and - Consulting and Systems Integration), the expectation that we will continue to incur substantial losses in the next few years (see Net Losses and Results of Operations), the expectations regarding the payment of income taxes in Canada (see Net Losses) and the expectation that future capital requirements will be substantial and that we can meet our short-term liquidity needs (see Financial Condition, Liquidity and Capital Resources). Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, those which are discussed in "Factors That May Affect Operating Results", beginning on page 16 of this Form 10-Q, in our Annual Report on Form 10-K and in other documents that we file or have filed with the Securities and Exchange Commission and Canadian securities regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as intended, planned, anticipated, believed, estimated or expected. We do not intend, and do not assume any obligation, to update these forward-looking statements.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        CERTICOM CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (In thousands of U.S. dollars, except number of shares)

                                                                            April 30,     January 31,
                                                                               2000           2001
                                                                           -----------    ------------
                                                                                          (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents                                                $   10,508      $    1,944
  Marketable securities, available for sale                                     2,550          36,322
  Accounts receivable (net of allowance for doubtful
      accounts of $161 and $411 (unaudited), respectively)                      3,862           7,624
  Unbilled receivables                                                          2,115           1,773
  Inventories                                                                     218             340
  Prepaid expenses, deposits and other current assets                           1,740           1,982
                                                                           ----------     -----------
         Total current assets                                                  20,993          49,985

Property and equipment, net                                                     5,213          10,246

Patents                                                                           873           1,163

Acquired intangibles (net of accumulated
   amortization of $10,586 and $17,491 (unaudited), respectively)              24,437          27,695
                                                                           ----------     -----------
         Total assets                                                      $   51,516      $   89,089
                                                                           ==========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $      974      $    6,107
  Accrued liabilities                                                           2,107           3,693
  Income taxes payable                                                            430             510
  Deferred revenue                                                                909           2,418
  Note payable                                                                 10,000               -
                                                                           ----------     -----------
         Total current liabilities                                             14,420          12,728

Lease inducements                                                               1,105             981
                                                                           ----------     -----------
         Total liabilities                                                     15,525          13,709

Shareholders' equity:
  Common shares, no par value; shares authorized: unlimited;
   shares issued and outstanding: 23,087,866 and 26,496,814 respectively       80,859         143,453
  Additional paid-in capital                                                   11,922          22,520
  Deferred compensation expense                                                     -          (6,069)
  Accumulated other comprehensive loss                                         (2,497)         (2,453)
  Deficit                                                                     (54,293)        (82,071)
                                                                           ----------     -----------
         Total shareholders' equity                                            35,991          75,380
                                                                           ----------     -----------
         Total liabilities and shareholders' equity                        $   51,516      $   89,089
                                                                           ==========     ===========

    See accompanying notes to condensed consolidated financial statements.

                        CERTICOM CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (In thousands of U.S. dollars, except number of shares and per share data)
                                  (Unaudited)

                                                                           Three months ended              Nine months ended
                                                                               January 31,                    January 31,
                                                                      ------------------------------ ---------------------------
                                                                           2000          2001             2000         2001
                                                                      --------------  -------------- ------------- -------------


Revenues                                                                $     3,309    $      7,627   $    8,069    $     18,981
                                                                      --------------  -------------- ------------- -------------
Costs and expenses:
  Cost of hardware sold                                                         186            240           361             695
  Consulting and systems integration (including deferred
    compensation amortization of $0 in 2000, and $1,290 for
    three months and $2,150 for nine months in 2001, respectively)              502          3,262         1,206           6,622
  Selling and marketing                                                       1,676          5,030         4,414          12,509
  Research and development                                                    1,034          3,558         2,616           9,006
  Depreciation and amortization                                               1,854          3,146         5,364           8,881
  General and administrative (including deferred compensation amortization of $0 in 2000, and $(6) for three months
    and $604 for nine months in 2001, respectively)                           1,461          3,221         4,468           9,061
  One time secondary offering costs                                               -          1,693             -           1,693
  Purchased in-process research and development                                 535              -           535               -
                                                                      --------------  -------------- ------------- -------------
    Total costs and expenses                                                  7,248         20,150        18,964          48,467


Operating loss                                                               (3,939)       (12,523)      (10,895)        (29,486)

Non-cash interest income (expense)                                                -              -             -            (423)
Interest income (expense), net                                                    9            481           (12)          2,266
                                                                      --------------  -------------- ------------- -------------
Loss before income taxes                                                     (3,930)       (12,042)      (10,907)        (27,643)

Income taxes                                                                      -              -           134             135
                                                                      --------------   ------------- ------------- -------------
Net loss                                                                $    (3,930)   $   (12,042)  $   (11,041)    $   (27,778)

Other comprehensive income:
  Unrealized gain (loss) on marketable securities, available
    for sale                                                                      -            (74)            -              44
                                                                      --------------   ------------- ------------- -------------

Comprehensive loss                                                      $    (3,930)   $   (12,116)  $   (11,041)    $   (27,734)
                                                                      --------------   ------------- ------------ --------------

Basic and diluted net loss per share                                    $     (0.18)   $     (0.46)        (0.50)    $     (1.07)
                                                                      ==============   ============= ============= =============

Shares used in computing basic and diluted net loss per share            22,348,000     26,239,038    22,028,000      25,926,432
                                                                      ==============   ============= ============= =============

    See accompanying notes to condensed consolidated financial statements.

                        CERTICOM CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands of U.S. dollars)
                                  (Unaudited)

                                                                          Nine months             Nine months
                                                                        ended January 31,       ended January 31,
                                                                              2000                   2001
                                                                      --------------------    -------------------
Cash flows from operating activities:
    Net loss                                                            $         (11,041)     $        (27,778)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                               1,047                 1,974
        Amortization of acquired intangibles                                        4,317                 6,905
        Write-off of purchased in-process research and development                    535                     -
        Deferred compensation                                                           -                 2,754
        Stock compensation                                                            238                     2
        Non-cash interest expense                                                       -                   423
        Changes in non-cash working capital items
            Accounts receivable                                                    (2,674)               (3,420)
            Inventories                                                                96                  (122)
            Prepaid and other current assets                                         (108)                 (396)
            Accounts payable and accrued liabilities                                  128                 6,719
            Income taxes payable                                                      135                    80
            Deferred revenue                                                          376                 1,509
                                                                      --------------------  ---------------------
            Net cash used in operating activities                                  (6,951)              (11,350)
                                                                      --------------------  ---------------------
Cash flows from investing activities:

    Business acquisitions (net of cash acquired)                                      182                     -
    Purchase of property and equipment                                             (3,268)               (6,960)
    Purchase of patents                                                              (377)                 (337)
    Purchase of marketable securities, available for sale                          (4,855)              (38,566)
    Sales and maturities of marketable securities, available for sale              11,458                 4,892
                                                                      --------------------  ---------------------
            Net cash (used in) provided by investing activities                     3,140               (40,971)
                                                                      --------------------  ---------------------
Cash flows from financing activities:
    Issuance of common shares                                                       3,024                53,881
    Leasehold inducements                                                             838                  (124)
    Repayment of note payable                                                           -               (10,000)
                                                                      --------------------  ---------------------
            Net cash provided by financing activities                               3,862                43,757
                                                                      --------------------  ---------------------

(Decrease) increase in cash and cash equivalents                                       51                (8,564)
Cash and cash equivalents, beginning of period                                      1,400                10,508
                                                                      --------------------  ---------------------
Cash and cash equivalents, end of period                                $           1,451      $          1,944
                                                                      ====================  =====================

Supplemental disclosure of cash flow information:
    Income taxes paid                                                   $               -      $             55
    Interest paid                                                       $               -      $             37


Non-cash investing and financing activities:
    Common shares and options issued for business acquisitions          $          10,386      $         17,804
    Warrant issued in connection with line of credit                    $               -      $            423

    See accompanying notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

        The condensed consolidated financial statements included in this document are unaudited and reflect all adjustments (consisting only of (i) normal recurring adjustments and (ii) other adjustments as explained in Note 2-Acquisition of DRG Resources Group, Inc.) which are, in the opinion of our management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods shown. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2000. The results of operations for the interim periods ended January 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2001.

Revenue Recognition and Deferred Revenues

        We recognize software licensing revenue in accordance with all applicable accounting regulations including the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended. Following the requirements of SOP 97-2, we recognize license revenues when all the following conditions are met:

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

Research and Product Development Cost

        We expense all research and development costs as they are incurred. Scientific research tax credits are recognized at the time the related costs are incurred and recovery is reasonably assured. We have capitalized certain legal costs associated with the filing of approximately fifty patent applications in various jurisdictions. These patent filings relate to Elliptic Curve Cryptography (ECC), various mathematical computational methodologies, security protocols and other cryptographic inventions. Once granted, we amortize the individual patent cost over three years.

Note 2. Acquisition of DRG Resources Group, Inc.

        On September 12, 2000, we acquired all of the outstanding common shares of DRG Resources Group, Inc., a corporation based in Redwood City, California. DRG Resources Group is an e-commerce security consulting company. Prior to our acquisition of DRG Resources Group, Digital Resources Group, LLC merged into DRG Resources Group. At the time these two companies merged, Digital Resources Group LLC transferred $100,000 in assets into DRG Resources Group. Prior to the merger of Digital Resources Group, LLC and DRG Resources Group, all other assets and liabilities of Digital Resource Group LLC were distributed to its members. In connection with the acquisition, we also assumed stock options exercisable to acquire a total of 103,100 of our common shares. Details of the consideration and the fair values of the net assets acquired are as follows (in thousands of U.S. dollars):

Net assets acquired
       Current assets (net equity per agreement)         $            100
       Other acquired intangibles                                     634
       Goodwill                                                     9,529
       Deferred compensation expense                                7,741
                                                         ----------------
                                                         $         18,004
                                                         ================
Consideration
       Common shares (397,595 shares issued)             $         15,482
       Options to acquire 103,100 common shares                     2,322
       Acquisition costs                                              200
                                                         ----------------
                                                         $         18,004
                                                         ================

      The following summary presents the results of operations as if DRG Resources Group had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, primarily amortization of goodwill, deferred compensation, and other intangible assets and excluding intercompany revenues and expenses (in thousands of U.S. dollars, except per share amounts):

                                                         Nine months ended
                                                             January 31,
                                                        ----------------------
                                                          2000          2001
                                                        ---------    ---------
     Pro forma revenues                                 $   9,009    $  20,060
     Pro forma net loss                                 $ (16,457)   $ (30,095)
     Pro forma basic and diluted net loss per share     $   (0.74)   $   (1.16)

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

     The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                         Nine months ended
                                                             January 31,
                                                        ----------------------
                                                          2000          2001
                                                        ---------    ---------
     Shares issuable under stock options                3,955,828    5,385,250
     Shares issuable pursuant to warrants                       0       30,000
     Shares of restricted stock subject to repurchase           0      198,797

     The weighted average exercise price of stock options, calculated by using the nine months average exchange rates, was $4.55 and $9.81 at January 31, 2000 and 2001, respectively. The weighted average exercise price of warrants, calculated by using the nine months average exchange rate, was $25.43 at January 31, 2001. The weighted average purchase price of restricted stock was $38.94.

Note 4. Note Payable

     On April 27, 2000, we entered into an agreement with Sand Hill Capital II, LP for a line of credit of $15 million bearing interest at the prime rate of interest plus 3%. As of the end of fiscal year 2000, we had borrowed $10 million against this line. In connection with this financing, we issued a warrant which entitles Sand Hill to purchase up to 30,000 of our common shares for Cdn. $38.13 per share ($25.43 based on the exchange rate on January 31, 2001) until April 27, 2005. The amount borrowed was repaid in May 2000, and the line of credit was terminated. The warrant was valued at $423,000 at the time of issuance based on the Black-Scholes option valuation model. The value of the warrant was charged to interest expense in the first quarter of fiscal 2001 as the note payable was paid off with proceeds from a public offering completed on May 3, 2000. See Note 6 - "Public Offering and Stock Split."

Note 5. Disclosure About Revenue Sources

     We operate in one reportable segment. We are a developer, manufacturer and vendor of digital information security products, technologies and consulting and systems integration services within the industry segment of electronic commerce. Information about our revenue types is as follows (in thousands of U.S. dollars):

                                                 Three months ended            Nine months ended
                                                     January 31,                  January 31,
                                               ------------------------     ------------------------
                                                   2000         2001            2000         2001
                                               ----------    ----------     ----------    ----------
     Software licensing                        $    2,465    $    5,637     $    6,070    $   14,792
     Consulting and systems integration               674         1,698          1,553         3,302
     Hardware                                         170           292            446           887
                                               ----------    ----------     ----------    ----------
     Total revenue                             $    3,309    $    7,627     $    8,069    $   18,981
                                               ==========    ==========     ==========    ==========

     Information about our geographic operations is given below (in thousands of U.S. dollars):

                                                Three months ended            Nine months ended
                                                     January 31,                  January 31,
                                               ------------------------     ------------------------
                                                   2000         2001            2000         2001
                                               ----------    ----------     ----------    ----------
     United States revenue                     $    3,200    $    6,010     $    7,591    $   14,716
     Canada revenue                                    93         1,012            326         1,771
     International (non-Canadian/US) revenue           16           605            152         2,494
                                               ----------    ----------     ----------    ----------
     Total revenue                             $    3,309    $    7,627     $    8,069    $   18,981
                                               ==========    ==========     ==========    ==========

Note 6. Public Offering and Stock Split

         On May 3, 2000, we completed a public offering of 2,500,000 common shares in the United States and Canada for net proceeds of approximately $51,500,000. On July 12, 2000, we completed a two-for-one split of our outstanding common shares.

         On October 27, 2000, we filed a registration statement with the U.S. Securities and Exchange Commission and a preliminary short form prospectus with each of the provinces of Canada, other than Quebec and New Brunswick, pursuant to the U.S./Canada Multi-Jurisdictional Disclosure System for a proposed public offering. On December 1, 2000, we announced the withdrawal of this proposed public offering due to the market conditions. On December 18, 2000, we formally withdrew this proposed public offering due to then current market conditions.

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

Note 8. Stock Option Repricing

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees," which, among other things, requires variable-award accounting for repriced options from the date the options are repriced until the date of exercise. This interpretation became effective on July 1, 2000 to cover specific events that occur after December 15, 1998. On March 17, 1999, our Board of Directors approved the exchange of options to acquire an aggregate of 1,106,240 of our common shares for options having a right to acquire 382,914 common shares. Because these options were repriced after December 15, 1998, they are covered by the interpretation. Accordingly, these options will be accounted for as variable until the date they are exercised, forfeited or expire unexercised. The portion of the options' intrinsic value at July 1, 2000 that is unvested will be recognized over the remaining vesting period. However, if the price of our common shares subsequently declines below the share price at July 1, 2000, compensation cost would be reduced proportionately. Additional compensation cost would be measured for the full amount of any increases in share price after the effective date and will be recognized over the remaining vesting period. Any adjustment to the compensation cost for further changes in share price after the options vest will be recognized immediately. The average exercise price of the newly issued options was $5.44 per common share, the quoted market price of the shares, compared to an average exercise price of $10.19 for the original options. Deferred compensation amortization credit of $6,143 and deferred compensation amortization expense of $604,432 were recorded for the three months and nine months ended January 31, 2001, respectively.

Note 9. Subsequent Events

     On October 19, 2000, our shareholders approved the subdivision of our common shares on a two-for-one or three-for-two basis, at the discretion of our Board of Directors, on up to two occasions at any time prior to October 19, 2001.

    Since January 1, 2001, Philip C. Deck resigned as Chairman and a member of our board of directors in order to devote his full attention to his new position as Chief Executive Officer of Mortice Kern Systems Inc., a publicly held software company in Canada, and Erling Rasmussen resigned as a director of our company. Robert P. Wierderhold, President and Chief Executive Officer and a director of Tality Corporation, a provider of product development outsourcing, has been appointed to the Board of Directors.

     In January 2001, we entered into a non-binding term sheet with respect to the possible acquisition by us of all of the outstanding shares of a European-based company engaged in the provision of information security software and services. Completion of this transaction is conditional upon, among other things, satisfactory completion of due diligence investigations and the parties entering into mutually acceptable definitive documentation. We currently anticipate we would satisfy the purchase price for this acquisition through the issuance of our common shares. We cannot assure you that this acquisition will be completed, or if acquired that this company will be successfully integrated into our operations.

     On March 9, 2001, we entered into an underwriting agreement with a syndicate of underwriters to issue and sell up to 3,500,000 of our common shares at a price of Cdn.$12.50 (approximately U.S.$8.07) per share. In addition, we have granted to the underwriters an option to purchase up to an additional 500,000 common shares at a price of Cdn.$12.50 (approximately U.S.$8.07) per share for a period of 30 days for the purpose of covering over-allotments and for market stabilization purposes. The gross proceeds of this offering will be Cdn.$43.75 million (approximately U.S.$28.245 million) and Cdn.$50 million (approximately U.S.$32.28 million) before and after giving effect to the exercise of the underwriters' option, respectively. The offering is expected to close on or about March 26, 2001. The obligations of the underwriters under the underwriting agreement are several and may be terminated at their discretion upon the occurrence of certain events. These securities will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

     Historically, we have focused on the development and marketing of cryptographic and information security protocol toolkits. We have also launched a line of authentication solutions including public key infrastructure (PKI) software, certificate authority (CA) services and virtual private network (VPN) client software for handheld devices. In addition, we provide consulting and systems integration services to assist our customers in designing and implementing efficient security solutions. Our OEM customers integrate our technologies into their hardware and software products, then sell the finished products to consumers or enterprise customers. We also market and sell our VPN software product directly to enterprise customers. Our products are currently licensed by more than 150 customers including 724 Solutions, Inc., Aether Systems, Inc., ePocrates, Inc., Motorola, Inc., Palm, Inc., QUALCOMM, Inc., Research In Motion Ltd., Sony International (Europe) GmbH, and Sybase, Inc..

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

Sources of Revenue and Revenue Recognition Policy

     We operate in one reportable segment. We derive our revenues from a variety of sources that we generally classify as software licensing, consulting and systems integration, and hardware. We earn software licensing revenues from one-time base license fees or technology access fees, royalties, and annual maintenance and support fees. Royalties, which are based upon per unit or per usage charges or a percentage of the revenue from licensees' products containing our technology, historically have not represented a significant portion of our software license revenues. However, we expect that royalties, along with the revenue that we anticipate will be derived from sales of certificates and VPN client software, will become a greater portion of our revenue over time. Some of our license agreements permit the licensee to sublicense without us receiving any revenue from the sub-licensees. Consulting and systems integration revenue is derived from the performance of contracted services for customers and is accounted for based upon a time-and-materials basis, a percentage completion basis or a fixed contract for a complete solution. Hardware revenues comprise sales of products manufactured by third parties to our specifications and components procured from third parties and resold by us.

     We negotiate most of our customer contracts on a case-by-case basis. However, most of our contracts (other than our contracts for consulting and systems integration or hardware sales) include provisions for us to receive an up-front license fee or royalties. Our royalties for software licenses for mobile and wireless devices vary based on a number of factors, including the size of the contract and the nature of the contract and of the customer.

     The following table sets forth our revenues by category and by geography for the periods indicated:

                                                   Three months ended                        Nine months ended
                                                        January 31,                              January 31,
                                              --------------------------------        ---------------------------------
                                                  2000                2001                2000                 2001
                                              ------------        ------------        ------------         ------------
Software licensing                               74.5%                73.9%               75.2%                77.9%
Consulting and systems integration               20.4                 22.3                19.3                 17.4
Hardware                                          5.1                  3.8                 5.5                  4.7
                                              ------------        ------------        ------------         ------------
Total revenue                                     100%                 100%                100%                 100%
                                              =============       ============        ============         ============

U.S. revenue                                     96.7%                78.8%               94.1%                77.5%
Canadian revenue                                  2.8                 13.3                 4.0                  9.4
International (non-Canadian/US) revenue           0.5                  7.9                 1.9                 13.1
                                              ------------        ------------        ------------         ------------
Total revenue                                     100%                 100%                100%                 100%
                                              ============        ============        ============         ============

     We recognize software licensing revenue in accordance with all applicable accounting regulations including the American Institute of Certified Public Accountants Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," as amended. Following the requirements of SOP 97-2, we recognize license revenues when all the following conditions are met:

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

     For the three months ended January 31, 2001, approximately 98.2% of our revenue was generated in U.S. dollars. In the same period, approximately 29.0% of our expenses were incurred in Canadian dollars, and the balance was incurred primarily in U.S. dollars. For the nine months ended January 31, 2001, approximately 98.8% of our revenue was generated in U.S. dollars. In the same period, approximately 28.7% of our expenses were incurred in Canadian dollars, and the balance was incurred primarily in U.S. dollars.

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

Costs and Expenses

     Our costs and expenses consist of selling and marketing, research and development, depreciation and amortization, general and administrative expenses, consulting and systems integration, and cost of hardware sold. Our selling and marketing expenses consist primarily of employee salaries and commissions, related travel, public relations and corporate communications costs and trade shows, marketing programs and market research. Research and development expenses consist primarily of employee salaries, sponsorship of cryptographic research activities at various universities, participation in various cryptographic, wireless and e-business standards associations and related travel and other costs. Depreciation and amortization represent the allocation to income of the cost of fixed assets and intangibles over their estimated useful lives. General and administrative expenses consist primarily of salaries and other personnel-related expenses for executive, financial, legal, information services and administrative functions and amortization of deferred compensation expense which represents the repricing of stock options (See Note 8- "Stock Option Repricing" in item 1 above). Consulting and systems integration expenses consist primarily of salaries and travel, and amortization of deferred compensation expense recorded in connection with the acquisition of DRG Resources Group. Our cost of hardware sold consists primarily of the component cost of our hardware products manufactured by third parties to our specifications as well as the procured costs of third-party hardware technology.

         We have recognized certain non-recurring costs in connection with special events. In the third quarter of fiscal 2001, we recognized one-time costs in connection with our efforts toward a secondary offering (see Note 6 - "Public Offering and Stock Split" in item 1 above). In the third quarter of fiscal 2000, purchased in-process research and development costs were booked in connection with the acquisition of Trustpoint.

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

Net Losses

         We have incurred significant annual and quarterly net losses and losses from our operations since our inception. We expect to incur significant net losses and operating losses on both an annual and quarterly basis for the next few years as we grow our business by hiring additional personnel, increasing marketing and capital expenditures, and enhancing our product and service offerings. In the first quarter of fiscal 2001, we devoted a substantial portion of our consulting and system integration personnel resources to internal non-revenue producing projects. From time to time, we may choose to utilize our personnel in the same manner. Furthermore, given the rapidly evolving nature of our business and fluctuations in the timing of our sales, our operating results are difficult to forecast and, accordingly, our historical financial results may not be meaningful assessments of our future business operations or prospects.

         We pay taxes in accordance with U.S. federal, state and local tax laws and Canadian federal, provincial and municipal tax laws. We do not expect to pay any significant corporate income taxes in Canada in the foreseeable future because we have significant Canadian tax credits and loss carry-forwards.

Acquisitions

         On September 12, 2000, we acquired all of the outstanding common stock of DRG Resources Group, Inc. of Redwood City, California, an e-commerce security consulting company. The acquisition was completed with the issuance of 397,595 of our common shares. We also assumed stock options exercisable to acquire a total of 103,100 of our common shares. The total consideration for the acquisition was approximately $18 million in common stock including $7.7 million for future services, which will be amortized in consulting and systems integration expense.

         The acquisition of DRG Resources Group was accounted for by the purchase method, and the results of operations are included in our consolidated statements of operations from the date of acquisition.

Results of Operations

         Although we have experienced substantial growth in revenues in recent periods, we have incurred substantial operating losses since our inception. As of January 31, 2001, we had an accumulated deficit of approximately $82.1 million. We intend to invest heavily in sales and marketing and the development and enhancement of our product and service offerings. We expect to incur additional losses for the next few years, and we may never achieve profitability.

         The following table sets out, for the periods indicated, selected financial information from our consolidated financial statements as a percentage of revenue.

                                                                    Three months              Nine months
                                                                  ended January 31,         ended January 31,
                                                                  ----------------          ----------------
                                                                  2000          2001        2000       2001
                                                                  ----          ----        ----       ----
   Consolidated Statement of Operations Data:
   Revenues                                                       100%          100%         100%      100%
   Costs and expenses:
       Cost of hardware sold                                        6             3            4         4
       Consulting and systems integration                          15            43*          15        35*
       Selling and marketing                                       51            66           55        66
       Research and development                                    31            47           32        47
       Depreciation and amortization                               56            41           67        46
       General and administrative                                  44            42**         55        48**
       One time secondary offering costs                            -            22            -         9
       Purchased in-process research and development               16             -            7         -
   Interest income (expense), net                                   0             6            0        12
   Non-cash interest income (expense)                               0             0            0        (2)

   Loss before income taxes                                      (119)         (158)        (135)     (145)
   Income taxes                                                     0             0           (2)       (1)
                                                           ------------------------     ------------------
   Net loss                                                      (119)%        (158)%       (137)%    (146)%
                                                           ========================     ==================


* Including the amortization of deferred compensation expense in connection with the acquisition of DRG Resources Group.
** Including the percentage of non-cash expense related to the repricing of stock options under FASB Interpretation No. 44.

Three and nine months ended January 31, 2001 and 2000

         Revenue. Revenue for the quarter ended January 31, 2001 was $7.6 million, a 130% increase from $3.3 million in the same quarter of fiscal 2000. Revenue for the nine months ended January 31, 2001 was $19.0 million, a 135% increase from $8.1 million in the same period of fiscal 2000. The increases were primarily attributable to increased software licensing, which grew to approximately $5.6 million for the three months ended January 31, 2001, a 129% increase over $2.5 million for the three months ended January 31, 2000, and grew to approximately $14.8 million for the nine months ended January 31, 2001, a 144% increase over $6.1 million for the nine months ended January 31, 2000. The increase in software licensing revenue was primarily a result of growing market awareness of our products and, to a lesser extent, an expanded sales force. In addition, consulting and systems integration revenue was approximately $1.7 million for the three months ended January 31, 2001, a 152% increase over $0.7 million for three months ended January 31, 2000, and approximately $3.3 million for the nine months ended January 31, 2001, a 113% increase over $1.6 million for nine months ended January 31, 2000. We added resources in this area during the first nine months of fiscal 2001 both from external hiring as well as from the acquisition of DRG Resources Group, an eleven person professional consulting organization specializing in security for the Internet and specifically public-key infrastructure, in the second quarter of fiscal 2001. Hardware sales for the three months ended January 31, 2001 grew 72% to $0.3 million compared to $0.2 million for the three months ended January 31, 2000. Hardware sales for the nine months ended January 31, 2001 grew 99% to $0.8 million compared to $0.4 million for the nine months ended January 31, 2000.

         Cost of Hardware Sold. Cost of hardware sold increased 29% in the third quarter of fiscal 2001 to approximately $0.24 million from $0.19 million in the third quarter of fiscal 2000. Cost of hardware sold increased 93% for the nine months ended January 31, 2001 to approximately $0.70 million from $0.36 million for the nine months ended January 31, 2000. This increase was primarily due to higher hardware sales, but is also attributable to a shift in product mix with a greater proportion of hardware sales being generated by sales of higher cost third-party procured hardware.

         Consulting and Systems Integration. Consulting and systems integration expenses were $3.3 million for the third quarter of fiscal 2001, a 550% increase over $0.5 million for the third quarter of fiscal 2000. Consulting and systems integration expenses were $6.6 million for the nine months ended January 31, 2001, a 449% increase over $1.2 million for the nine months ended January 31, 2000. This increase was primarily a result of increasing the number of engineers in this group in order to keep up with growing customer and internal demands and the deferred compensation expense and other costs recorded in connection with the acquisition of DRG Resources Group. We expect that this trend will continue as we amortize the existing deferred compensation expense and potentially add resources through both hiring of personnel and acquisitions of other entities, if any.

         Selling and Marketing. Selling and marketing expenses were $5.0 million for the three months ended January 31, 2001 compared to $1.7 million for the three months ended January 31, 2000, an increase of 200%. Selling and marketing expenses were $12.5 million for the nine months ended January 31, 2001 compared to $4.4 million for the nine months ended January 31, 2000, an increase of 183%. These increased expenses were primarily due to an increase in personnel costs, branding (such as PKS), MobileTrust launch costs and VPN beta testing and launch costs. We are in the process of adding marketing personnel and expanding our marketing operations into Europe, South America and the Asia Pacific region and anticipate that expenses in this area will continue to increase.

         Research and Development. Our research and development expenses were $3.6 million for the three months ended January 31, 2001 versus $1.0 million for the three months ended January 31, 2000, an increase of 244%. Research and development expenses were $9.0 million for the nine months ended January 31, 2001 versus $2.6 million for the nine months ended January 31, 2000, an increase of 244%. These increases are the result of the addition of personnel necessary to support new product development in the PKI and VPN areas. We expect that these expenses will continue to increase as we add additional engineering resources and continue to grow our technical capabilities to support the growth of our business.

         Depreciation and Amortization. Depreciation and amortization increased 70% to $3.1 million in the third quarter of fiscal 2001 compared to $1.8 million in the third quarter of fiscal 2000. Depreciation and amortization increased 66% to $8.9 million for the nine months ended January 31, 2001 compared to $5.4 million for the nine months ended January 31, 2000. The primary reason for the increase was that our results for the three months and nine months ended January 31, 2001 included amortization expenses relating to our acquisition of Trustpoint, which occurred at the end of the third quarter of fiscal 2000, and our acquisition of DRG Resources Group, which occurred during the second quarter of fiscal 2001.

         General and Administrative. General and administrative expenses increased 120% in the third quarter of fiscal 2001 to $3.2 million from $1.5 million for the third quarter of fiscal 2000. General and administrative expenses increased 103% for the nine months ended January 31, 2001 to $9.1 million from $4.5 million for the nine months ended January 31, 2000. This increase resulted from growth in personnel and office space in California, Nasdaq reporting requirements, the expense portion of system enhancements, and amortization related to the repricing of stock options.

         One Time Secondary Offering Costs. In the third quarter of fiscal 2001, we incurred $1.7 million in one-time costs in connection with our efforts toward a secondary public offering. See Note 6 -"Public Offering and Stock Split" in item 1 above.

         Purchased In-process Research and Development. $0.5 million of purchased in-process research and development was charged for the three months ended January 31, 2000 in connection with the acquisition of Trustpoint. On January 26, 2000, we acquired all of the outstanding common shares of Trustpoint, a corporation based in Mountain View, California. Trustpoint is a provider of comprehensive, flexible, cross-platform PKI products that allow OEMs to develop applications with built-in digital certificates services. Management estimated that the purchased in-process technology that represents $0.5 million of purchase consideration had not yet reached technological feasibility and had no future alternative use. Accordingly, $0.5 million was immediately expensed upon consummation of the acquisition.

         Interest and Other Income (Expense). In the third quarter of fiscal 2001, interest income increased 4,700% to $0.48 million from $0.01 million in the third quarter of fiscal 2000. For the nine months ended January 31, 2001, interest income was $1.8 million, a 17,900% increase compared to an interest expense of $0.01 million for the nine months ended January 31, 2000. This increase consists of an increase in the amount of cash and marketable securities invested during the three months and nine months ended January 31, 2001, as well as currency adjustments, primarily Canadian dollars to U.S. dollars. This increase is net of the one-time, non-cash interest expense of $0.4 million from the warrants issued to Sand Hill Capital II, LP, which is included in our results for the nine months ended January 31, 2001.

         Income Taxes. No income tax expense was recorded for the third quarter of both fiscal 2001 and fiscal 2000. Income tax expense was $0.14 million and $0.13 million for the nine months ended January 31, 2001 and 2000, respectively. The income tax expenses for the three months and nine months ended January 31, 2001 were estimated based on the projected effective tax rate for fiscal 2001.

         Net Loss. Our net loss increased 170% in the third quarter of fiscal 2001 to $12.0 million ($0.46 per share basic and diluted) compared to $3.9 million ($0.18 per share basic and diluted) for the same period of the previous fiscal year. Our net loss increased 152% in the nine months ended January 31, 2001 to $27.8 million ($1.07 per share basic and diluted) compared to $11.0 million ($0.50 per share basic and diluted) for the nine months ended January 31, 2000. This increase was predominately attributable to the amortization of acquisition-related intangibles and deferred compensation expense, the increased expense for personnel and office space in California, Nasdaq reporting requirements, costs associated with secondary public offering efforts, as well as the expense portion of system enhancements.

Financial Condition, Liquidity and Capital Resources

         In May 2000, we completed a public offering of 2,500,000 common shares in the United States and Canada. Our net proceeds from the offering were approximately $51.5 million. On April 27, 2000, we borrowed $10 million from Sand Hill Capital II, LP, or Sand Hill, at the prime rate of interest plus 3%. As partial consideration for making advances to us under this credit facility, we granted Sand Hill a warrant to purchase up to 30,000 of our common shares at an exercise price of Cdn. $38.13 per share (U.S. $25.43 based on the exchange rate on January 31, 2001) until April 27, 2005. We repaid the loan and interest on May 5, 2000, using a portion of the proceeds received from our public offering, and terminated this facility. Total cash and available-for-sale marketable securities decreased $9.0 million during the third quarter of fiscal 2001 and increased $25.2 million during the nine months ended January 31, 2001. Our cash and cash equivalents and marketable securities at January 31, 2001 were $38.3 million.

         We lease premises totaling approximately 111,000 square feet in Hayward, California. This lease expires on July 31, 2007. We also have a lease for approximately 30,300 square feet of office space in Mississauga, Ontario, which expires on December 25, 2009. Currently, our Canadian offices occupy this space. We recently signed a ten-year lease for approximately seven acres in Mississauga, Ontario upon which a facility of approximately 130,000 square feet is being constructed by the landlord at our expense. If the landlord intends to sell the leased premises, we have a right of first refusal for this property on terms to be negotiated and an option to purchase adjoining property of approximately 6 acres. We anticipate subleasing our current Canadian office space and relocating our Canadian operations to the new site in the fall of 2001. The annual rental fee for the new site varies between approximately Cdn.$10.88 to Cdn.$13.08 per square foot (U.S.$7.26 to U.S.$8.72 per square foot based on the exchange rate on January 31, 2001) over the life of the lease, with rental payments commencing in May 2001. In addition, we currently anticipate making facility leasehold improvements of approximately $10 million. We also have a lease for approximately 6,000 square feet in Herndon, Virginia that expires on October 31, 2007, and we occasionally execute month-to-month leases for short-term office space. The total annual base rent for all facilities (other than the newly-leased property in Mississauga) is $2.0 million.

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

          We believe our current cash and cash equivalents, marketable securities position and the net proceeds from our recently announced common share offering will be sufficient to meet our liquidity needs for the near term. In the future, we may need to augment our cash in order to fund our activities. Such capital may be raised through additional public or private financing, as well as collaborative relationships, borrowings and other available sources. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If we raise funds by issuing additional securities, dilution to existing shareholders may result. If adequate funds are not available, we may be required to significantly curtail one or more of our research and development programs or commercialization efforts or to obtain funds through arrangements with collaborative partners or others on less favorable terms.

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

          Since our inception, we have incurred substantial net losses. As of January 31, 2001, we had an accumulated deficit of approximately $82.1 million and, in addition, an accumulated other comprehensive loss of $2.5 million. We expect to incur additional losses for the next few years, and we may never achieve profitability. If we do achieve profitability, we may not be able to sustain it. Because we may be unable to sustain our revenue growth, you should not consider our historical growth indicative of our future revenue levels or operating results. Our success will depend in large part upon our ability to generate sufficient revenue to achieve profitability and to maintain existing customer relationships and to develop new customer relationships.

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

          In addition, our customers may defer the purchase of, or stop using, our products and services at any time, and certain license agreements may be terminated by the customer at any time. We negotiate most of our customer contracts on a case-by-case basis, which makes our revenues difficult to predict. Our customer contracts typically provide for base license fees, technology access fees and/or royalties based on a per unit or per usage charge or a percentage of revenue from licensees' products containing our technology. Additionally, a number of our large contracts provide that we will not earn additional royalty revenues from those contracts until these customers' shipments exceed certain thresholds. As a result, our revenues are not recurring from period to period, which makes them more difficult to predict. In addition, estimating future revenue is difficult because we generally ship our products soon after an order is received and, as such, we do not have a significant backlog. Our expense levels are based, in part, on our expectations of future revenues and are largely fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues.

Some of our products are new, unproven and currently generate little or no revenue

          In late 2000 and early 2001 we launched our PKI products, CA service and VPN client software product. We cannot predict the future level of acceptance, if any, of these new products, and we may be unable to generate significant revenue from these products.

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

We must manage our growth

     We have experienced a period of significant growth in our sales and personnel that has placed strain upon our management systems and resources. Our sales increased from $8.1 million for the nine months ended in January 31, 2000 to $19.0 million for the nine months ended in January 31, 2001. The number of our full-time, part-time and contract employees increased from 102 at the end of fiscal 1999 to 165 at the end of fiscal 2000 and subsequently to approximately 374 as of January 31, 2001. We intend to continue to grow in the foreseeable future and to pursue existing and potential market opportunities, including acquisitions. Our growth has placed, and will continue to place, significant demands on our management and operational resources, particularly with respect to:

          . recruiting, training, supervising and retaining skilled marketing and management personnel in an environment where there is intense competition for skilled personnel;

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

Our share price has been, and will likely continue to be, volatile

          The market price of our common shares has declined significantly in recent months, and we expect that the market price of our common shares may fluctuate substantially as a result of variations in our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our common shares is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common shares may fall dramatically in response to a variety of factors, including:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

         Currency fluctuations may materially adversely affect us. For the three months ended January 31, 2001, 29.0% of our operating expenses were paid in currencies other than the U.S. dollars. For the nine months ended January 31, 2001, 28.7% of our operating expenses were paid in currencies other than the U.S. dollar. Fluctuations in the exchange rate between the U.S. dollar and such other currencies may have a material adverse effect on our business, financial condition and operating results. In particular, we may be materially adversely affected by a significant strengthening of the Canadian dollar against the U.S. dollar.

Interest Rate Risk

         We hold a significant portion of our cash in interest-bearing instruments and are exposed to the risk of changing interest rates and their effect on future earnings. Generally, if interest rates decrease, our interest income would also decrease. We do not use any derivative instruments to reduce our exposure to interest rate fluctuations.


                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The nature of our business subjects us to numerous regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period, depending partly on the results for that period, and a substantial judgement could have a material adverse impact on our financial condition. However, it is the opinion of management, after consultation with our legal counsel, that we are currently not subject to any material litigation.

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

         We have also received a letter on behalf of Geoworks Corporation. Asserting that it holds a patent on certain aspects of technology which are part of the WAP standard. Our WTLS Plus(TM) toolkit may be used to implement WAP-compliant technology. After an internal investigation based upon the description provided by Geoworks of its purportedly patented technology, it is our belief that our toolkits do not include implementation of the Geoworks technology. We have also become aware of a letter circulated on behalf of a Mr. Bruce Dickens asserting that he holds a patent on certain aspects of technology that are implemented within certain aspects of the SSL standard. After an internal investigation, it is our belief that we do not implement any validly patented technology. We recently received a letter on behalf of eSignX Corporation drawing our attention to a patent which it purports to hold on certain aspects of technology related to the use of WAP enabled portable electronic authorization devices for approving transactions. The letter states that, based upon a review of a press release announcing our Trustpoint PKI product, that product may be covered by eSignX's patent. We are currently conducting an internal investigation to determine whether our products include implementations of eSignX's technology. Although we intend to vigorously defend any litigation that may arise in connection with these matters, there can be no assurance that we will be successful in doing so, or that such disputes will not have a material adverse impact on us.

         In addition, we recently became aware of a lawsuit commenced by Mr. Leon Stambler against one of our customers and certain other parties asserting that Mr. Stambler holds patents on certain aspects of technology related to online transactions. Although we have not been named in this legal action, under the terms of the license agreement we have entered into with this customer, we have agreed to defend our customer against any claim that our licensed product, when used within the scope of the license agreement, infringes any U.S. or Canadian patent and to indemnify the customer in certain circumstances for related costs and expenses it incurs as a result of such a claim. We had previously reviewed the Stambler patent and prepared documentation indicating a possible prior use of the subject matter purportedly claimed in the referenced patent. We are currently investigating the scope of protection afforded by the claims detailed in the complaint and effect, if any, of these claims on the products supplied by Certicom. There can be no assurance that such asserted patent will not have a material adverse impact on us.

Item 6. Exhibits and Reports on Form 8-K

         (a) Index to Exhibits

         Exhibit Number                        Description
         --------------             -------------------------------------------
                 10.1               Amended 1997 Stock Option Plan
                 10.2               Amended 2000 United States Stock Plan


         (b) Reports on Form 8-K

         None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 20001.


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