Form 10-K405
period 2001-04-30
CERTICOM CORP
filed 2001-07-30
CIK 1075710

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended April 30, 2001
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                       Commission File Number: 001-15010

                               ----------------

                                CERTICOM CORP.
            (Exact name of registrant as specified in its charter)

     Yukon Territory, Canada                       Not Applicable
 (Province or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)               Identification No.)

                               ----------------

                 25801 Industrial Boulevard, Hayward, CA 94545
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (510) 780-5400

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                 Common Shares

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of June 30, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $83,031,841. For purposes of this information, the outstanding common shares owned by directors and executive officers of the registrant were deemed to be common shares held by affiliates. The number of common shares outstanding as of June 30, 2001 was 30,981,583 shares.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 Exchange Rate Information...............................................   1

 Special Note Regarding Forward-Looking Statements.......................   1

                                     PART I

 Item 1.  Business......................................................    2

          Factors That May Affect Operating Results.....................   12

 Item 2.  Properties....................................................   23

 Item 3.  Legal Proceedings.............................................   24

 Item 4.  Submission of Matters to a Vote of Security Holders...........   24

                                    PART II

                      Market for the Company's Common Shares and Related
 Item 5.  Shareholders Matters..........................................   25

 Item 6.  Selected Consolidated Financial Data..........................   27

 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   28

 Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....   38

 Item 8.  Financial Statements and Supplementary Data...................   38

 Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure.....................................   38

                                    PART III

 Item 10. Directors and Executive Officers of the Company...............   39

 Item 11. Executive Compensation........................................   41

                     Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   48

 Item 13. Certain Relationships and Related Transactions................   49

                                    PART IV

          Exhibits, Financial Statements Schedules, and Reports on Form
 Item 14. 8-K...........................................................   50

 Signatures..............................................................  52

   Unless otherwise indicated, all information in this Form 10-K gives effect to the 2-for-1 split of the Company's outstanding common shares which occurred on July 12, 2000.

   Certicom(R) and Security Builder(R) are our registered trademarks, and certicom encryption(TM), SSL Plus(TM), WTLS Plus(TM), Certilock(TM), Certifax(TM), MobileTrust(TM), Trustpoint(TM), movian(TM), movianVPN(TM) and movianCrypt(TM) are our trademarks.

   In this Form 10-K, the terms "Certicom", "the Company", "we", "us", and "our" refer to Certicom Corp., a Yukon Territory, Canada corporation, and/or its subsidiaries.

EXCHANGE RATE INFORMATION

   Unless otherwise indicated, all dollar amounts in this Form 10-K are expressed in United States dollars. References to "$" or "U.S.$" are to United States dollars, and references to "Cdn.$" are to Canadian dollars. The following table sets forth, for each period indicated, information concerning the exchange rates between U.S. dollars and Canadian dollars based on the noon buying rate, or the Noon Buying Rate, in the City of New York on the last business day of each month during the period for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York. The table illustrates the portion of a U.S. dollar it would take to buy one Canadian dollar.

                                                U.S.$ per Cdn.$ Noon Buying Rate
                                               -----------------------------------
   Fiscal Year Ended April 30,                 Average(1)  Low    High  Period End
   ---------------------------                 ---------- ------ ------ ----------
      2001...................................    0.6616   0.6831 0.6333   0.6510
      2000...................................    0.6804   0.6969 0.6607   0.6756
      1999...................................    0.6629   0.6982 0.6341   0.6860
      1998...................................    0.7116   0.7317 0.6832   0.6992
      1997...................................    0.7329   0.7513 0.7145   0.7158

--------
Note:

(1) The average of the daily Noon Buying Rates on the last business day of each month during the period.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements contained in this Form 10-K constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. When used in this document, the words "may," "would," "could," "will," "intend," "plan," "anticipate," "believe," "estimate," "expect," and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, those which are discussed under the heading "Factors That May Affect Operating Results" in this Form 10-K. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as intended, planned, anticipated, believed, estimated or expected. We do not intend, and do not assume any obligation, to update these forward-looking statements.

                                    PART I

Item 1. Business

Overview

   We are a leading provider of information security software and services, specializing in solutions for mobile e-business. Our products and services are specifically designed to address the challenges imposed by a wireless data environment. We offer comprehensive solutions that incorporate our efficient encryption technology and are based on industry standards for information security that utilize public-key cryptography. We believe that the addition of our products to wireless infrastructures will help to build the trust and confidence necessary for the success of mobile e-business.

   Historically, we have focused on the development and marketing of cryptographic and information security protocol toolkits. Today, our comprehensive product offering includes an enabling technologies suite, which allows original equipment manufacturers, or OEMs, to develop secure e-business applications; our trust services, which provide OEMs and enterprises with the necessary public-key infrastructure, or PKI, management tools and certificate services to authenticate users and servers; and our enterprise application software, which provides virtual private network, or VPN, security and strong personal digital assistant, or PDA, data security for enterprises wanting to enable a mobile workforce. In addition, we provide consulting and systems integration services to assist our customers in designing and implementing efficient security solutions. Our products and services solve difficult security problems for the world's leading providers of computing and communication products. OEM customers integrate our enabling technologies into their hardware and software products, then sell the finished products to consumers or enterprise customers. In addition, we sell our enterprise application software directly to Fortune 1000 companies.

Industry Background

 The Importance of Security in e-Business

   The growth of the Internet and internal corporate networks has created new opportunities for enterprises to interact with their customers, business partners, and employees. These interactions fall into three categories:
(1) business-to-consumer e-commerce transactions, (2) business-to-business e-commerce transactions, and (3) business-to-employee enterprise applications. Collectively, these activities are called "e-business."

   For rapid growth of mobile e-business, or m-business, to occur, we believe that public trust and confidence in the security of e-business must be strengthened. Failure to address consumers' security concerns adequately could prevent broad adoption of new e-business products and services. For example, because of financial losses resulting from credit card fraud on-line retail transactions, some merchants have limited their use of e-commerce. Further, many consumers remain concerned about the privacy of their personal information, including credit card numbers. Identity theft, where a thief obtains a consumer's personal identification and credit information and uses it to gain access to the victim's credit and bank accounts, is an increasing concern. To increase public confidence, we believe that e-business companies must deliver four basic information security services:

  . confidentiality--keeping communications secret from all except the intended recipient;

  . data integrity verification--proof that the message or transaction has not been modified en route between the sender and the recipient;

  . authentication--verifying the identity of another party to ensure that communication is with a known or authorized person; and

  .  non-repudiation--creating binding communications and transactions.

 Current Security Solutions for e-Business

   Information management systems based on cryptographic technology, or cryptosystems, have emerged as a critical element in creating an environment of trust and confidence for e-business transactions. There are two types of cryptosystems: symmetric-key systems and public-key systems. In a symmetric-key system, both communicating parties share the same key, which must be kept secret. Secret keys require complex key management systems to distribute the keys to the appropriate parties while keeping them secret from others.

   In contrast, in a public-key system, there are two distinct but related keys, forming a key pair: a public key and a private key. The public key is used for encrypting messages, which can then be decrypted using the corresponding private key. It is extremely hard to determine or derive the private key from the public key. Thus, the public key can be openly published without compromising the confidentiality of the corresponding private key, which the user must keep secret. Because the public key need not be kept secret, key management systems for public-key cryptography can be much simpler than for symmetric-key systems. While symmetric-key systems deliver better performance than public-key systems, public-key systems permit easier key management. As a result, hybrid solutions using both systems are generally used to construct cryptographic protocols.

   Public-key systems offer the ability to create digital signatures. A user applies his or her private key to the data to be signed, creating a digital signature. Subsequently, anyone can verify the correctness of the signature using the user's public key. If the signature verifies, then the signer must possess the correct private key. In addition, it proves that the data signed has not been modified, thus providing:

  . data integrity verification, since the message can be shown to be unmodified;

  . authentication, because the signer can be identified as the holder of the private key used in signing; and

  . non-repudiation, because the message and signature can be presented to a third party who can independently validate the signature.

   Digital signatures have recently been given legal weight in the United States with the passage of the Electronic Signatures in Global and National Commerce Act, which allows users to enter into legally binding agreements using digital signatures.

   Because a digital signature allows a user to prove only that he or she holds the private key that matches a particular public key, additional data is necessary to use signature validation to create an assurance of identity. This is accomplished with digital certificates, which are signed messages that bind a name or other attributes of the holder of a given private key to the corresponding public key. Each certificate is signed by a trusted third party known as the certificate authority, or CA; the CA vouches that a given user is the sole holder of the private key matching the corresponding public key. The signature from the CA allows the binding of the name to the public key to be trusted. This allows a relying party to validate the identity of a user or server by first checking the validity of the certificate and then verify the signature against the certified public key. A CA may cooperate with a registration authority. The registration authority is responsible for validating a user's identity, on behalf of the CA, before a certificate is issued. The collection of certificate authorities, registration authorities, policies, and procedures associated with the management of public keys is known as public-key infrastructure. Enterprises have adopted PKI because it offers proven, tested information security standards leading to greater confidence in the resulting applications and lower integration costs for developers.

   All known public-key cryptosystems are based on advanced mathematics. These systems use the idea of a one-way function, a mathematical problem that is hard to solve without some secret information. With this secret information, the problem is easy to solve; without it, it is extremely difficult. In a public-key cryptographic system, the public key is the statement of the mathematical problem; the private key is the secret information. For example, one of the earliest and most commonly used public-key cryptosystems, RSA, is based on taking two large prime numbers, each dozens of digits long, and multiplying them together. It is very difficult to take the composite result and determine the two unique prime factors that were used to create it. For the RSA cryptosystem, the large composite number is the public key, and knowledge of its prime factors is the secret information and can be used as the private key.

   The strength of secure, accepted cryptosystems can generally be measured in terms of key size, which is measured in bits. The use of advanced mathematics in a public-key cryptosystem leads to its keys being relatively large and its operations being relatively slow when compared to those of a symmetric-key cryptographic system.

 Limitations of Applying Conventional Security Solutions to m-Business

   The vast majority of existing e-business applications were designed to operate on desktop computers and enterprise servers communicating over wired Internet networks. However, operating in a wireless data environment imposes unique challenges not present in conventional wired Internet networks. For example, wireless environments are characterized by handheld devices with limited processing power and battery life operating on low-bandwidth networks. Therefore, security technology designed for wired Internet networks does not operate as efficiently and successfully in a wireless environment without extensive modification. This longer processing time may be unacceptable to the end user when encountered during a secured communications session or while trying to complete an e-business transaction on a handheld device.

   Additionally, handheld platforms contain less memory and slower processors when compared to desktop and server platforms. It can be difficult to develop software that implements standard information security protocols on these platforms. Other companies have attempted to deal with this challenge by using non-standardized protocols for their wireless architecture. However, non-standard solutions are more complex for information technology professionals to integrate into their security infrastructure, potentially adding costs and reducing the level of confidence in these systems.

   We believe that realizing the full potential of m-business requires a comprehensive wireless security architecture that is both cost-effective and efficient. This requires a security solution designed for handheld devices and wireless networks that interfaces with existing wired e-business security infrastructures.

The Certicom Solution

   We offer a comprehensive line of products and services that are designed for wireless data environments and are vertically integrated around a common cryptographic architecture. Our products are based on elliptic curve cryptography, ECC, and are an efficient alternative to conventional technologies. Our customers use our solutions to build increased security into their products and to deliver reliable services for users of wireless devices.

   Our products secure a variety of m-business transactions and communications, including on-line banking and stock trading, retail e-commerce, electronic payments, e-mail and vertical applications for use in industries such as public safety and health care.

 Comprehensive Wireless Security Architecture

   We offer a set of products satisfying distinct needs for security in wireless architectures. These solutions are specifically designed for wireless data communication and handheld platforms and make use of a common cryptographic architecture. Our comprehensive solution includes an enabling technologies suite, which allows OEMs to develop secure e-business applications; trust services, which provides OEMs and enterprises with the necessary PKI management tools and certificate services to authenticate users and servers; and enterprise application software, which provides VPN security and strong PDA data security for enterprises wanting to enable a mobile workforce.

   We believe that, by offering our customers a complete solution, we enable them to deploy a wide range of m-business data applications quickly, with reduced costs and increased functionality. In addition, we provide consulting services to help customers with difficult implementations of secure wireless solutions.

 Products and Services Designed for Handheld Devices and Wireless Data
 Networks

   We have assembled a team of engineers whose core competency is geared specifically toward creating products for a wireless data environment. Handheld devices and wireless data networks are different in many respects from desktop platforms and wired networks. For example, wireless architectures have less processing power, memory, battery life, and network bandwidth available to them. We specifically design our products to address these constraints, resulting in better performance and functionality in a wireless environment. Further, our expertise in creating implementations for handheld devices enables us to use standardized protocols, which we believe eases integration with existing infrastructures.

 Our Standardized Elliptic Curve Cryptographic Technology

   We believe that our ECC-based technology offers significant advantages for m-business applications when compared to conventional cryptographic technologies such as RSA. These include:

  . Seamless, transparent security: Digital signatures used in authenticating communications and the signing of documents and transactions can be created in significantly less time on handheld platforms when using ECC. This faster operating time allows a user to benefit from security built into e-business applications without substantial impairment of the user experience.

  . Lower costs: Since ECC requires less processing power than is required for equivalent security when using conventional technologies, some mobile and wireless devices that use our technologies are less expensive for our OEM customers to produce.

  . Stronger security: Our ECC-based technology enables higher levels of security than conventional encryption technologies when evaluated at equivalent levels of processing power, bandwidth, and battery capacity.

   The strength of cryptographic systems is usually described by the length of the key, measured in bits. Due to the different mathematical foundations of public-key systems, they require varying key lengths to deliver similar levels of security. The math execution of the elliptic curve discrete logarithm problem is more complex and therefore harder to attack than the mathematical problems used in conventional public-key systems. This means that our ECC systems can deliver equivalent security with shorter keys than conventional public-key systems.

   The following table illustrates this advantage by showing the key sizes for various cryptographic systems.

            Comparable Key Sizes for Cryptographic Systems, in Bits

                                    Public Key
                                 ----------------
                                     Conventional
                 Symmetric Key   ECC  Algorithms
                 -------------   --- ------------
                    80           163     1,024
                   128           283     3,072
                   192           409     7,680
                   256           571    15,360

   Although the level of security offered by 80-bit symmetric keys is currently sufficient for securing most business activities, we believe that larger key sizes are needed to withstand future attacks made possible by the rapid advance of computing power. The Advanced Encryption Standard, or AES, endorsed by the U.S. Government, uses symmetric key sizes ranging from 128 to 256 bits. To deliver strength equivalent to the strongest AES symmetric key, a 571-bit ECC public key or a 15,360-bit RSA public key would be required. Given that the computation required to create a digital signature grows with the key size, and that the key size needed to deliver a particular level of security grows more slowly for ECC than it does with conventional algorithms, the performance and bandwidth advantages of ECC grow as the level of desired security increases.

   The security of a system is dependent on its design. Confidence in the security of ECC's design stems from 15 years of scrutiny by cryptographic experts. This confidence is reflected by the inclusion of ECC in many prominent standards, including specifications from government bodies and more commercially-oriented forums such as the American National Standards Institute, or ANSI, the Institute for Electrical and Electronics Engineers, or IEEE, and the International Organization for Standardization, or IOS. Most recently, a digital signature standard based on ECC has become a U.S. Government Federal Information Processing Standard. Given that the standardization process in these organizations has typically taken several years, and because we monitor these processes, we do not expect that any emerging algorithms will achieve standardization by these organizations in the near future.

Products and Services

   Our products and services include:

  .  Enabling Technologies

    .  Security Builder(R) cryptographic toolkit

    .  SSL Plus(TM) and WTLS Plus(TM) security protocol toolkits

    .  Trustpoint(TM) PKI products and toolkits

  .  Trust Services

    .  MobileTrust(TM) managed certificate services

  .  Enterprise Application Solutions

    . movian(TM) wireless security products (movianVPN(TM) & movianCrypt(TM))

  .  Consulting and Design Services

  .  Hardware Components

 Enabling Technologies

   Our Security Builder software development toolkit family includes our proprietary ECC-based technology, an implementation of the RSA algorithm and other cryptographic algorithms. These products enable customers to integrate a comprehensive selection of cryptographic components into their applications. The Security Builder family of products is available for platforms including Microsoft Windows 95/98/NT, Sun Solaris, several versions of UNIX, Java, Microsoft Windows CE and the Palm OS(R) platform. We also offer integration services to port Security Builder to other platforms.

   Our SSL Plus software development toolkit family provides a comprehensive set of libraries that permit customers to add secure communications quickly and easily using the secure socket layer, or SSL, and transport layer security, or TLS, security protocols. The family includes SSL Plus 3.0, SSL Plus for Embedded Systems and SSL Plus for Java. SSL Plus for Embedded Systems is the first SSL toolkit that enables secure connections of handheld computers with enterprise data systems over both wired and wireless networks. The SSL Plus family of products is available for platforms including Microsoft Windows NT, Sun Solaris, HP/UX, QNX RTOS, Java, Microsoft Windows CE, Linux and the Palm OS platform. SSL Plus is built using the ANSI C language, and we provide services to port to other platforms on request. Our SSL Plus toolkit is used by leading companies such as Agilent, BEA Systems, Citrix, Juno, Nortel, Oracle, and Sybase to build security into a wide range of applications and products for the Internet, intranets, and corporate networks, from traditional Web browsers and servers to home banking products, handheld devices and legacy mainframes.

   Our WTLS Plus security protocol toolkit implements the wireless transport layer security, or WTLS, protocol for secure transport layer communication over wireless networks. WTLS Plus is the industry's first WTLS product to support mutual authentication of Wireless Application Protocol, WAP, transactions, providing the highest levels of security for e-commerce and stock trading, wireless communications, Internet access and on-line banking from mobile devices. WTLS Plus is available for platforms including Microsoft Window NT, Sun Solaris, Microsoft Windows CE and the Palm OS platform. Our industry-leading WTLS toolkit provides full-strength, high-performance WTLS security is used by 724 Solutions, Digital Mobility (formerly DSR), Exalink Ltd., Motorola, Neomar, Research In Motion, RTS Wireless and Sony.

   Our Trustpoint PKI product line is a comprehensive suite of flexible PKI products. The Trustpoint product line consists of certificate toolkits, a CA, a registration authority and an administrative console built to open industry standards for PKI interoperability, including X.509 and PKIX. These components operate on the Java platform and have been tested on Linux, Microsoft Windows NT and Sun Solaris. The Trustpoint PKI Portal is the industry's first solution that bridges the wired and wireless PKI worlds by allowing companies to manage the security needs of desktop PCs, handheld devices, RIM pagers, HTML PDAs, cHTML phones and WAP-enabled phones from a centralized point of control. We brought Trustpoint to the e-business community to complement our MobileTrust CA service offering, resulting in an all-encompassing suite of PKI products to suit diverse business needs.

 Trust Services

   Our MobileTrust managed certificate services provide Internet-based trust services that ensure the identity of data servers and handheld clients in mobile e-business solutions. MobileTrust issues X.509 certificates, which are compatible with industry-standard cryptographic security protocols and are supported by our entire line of products. Leading healthcare, enterprise, and e-commerce application developers use MobileTrust certificates to enable trusted, secure connections between wired and wireless users and to generate digitally signed transactions. MobileTrust is the first CA in the industry to provide both RSA and ECC digital certificates.

 Enterprise Application Solutions

   Our movian product line was introduced to meet the needs of today's wireless enterprise computing environment. movian delivers cost-effective, interoperable, high performance security solutions for handheld devices including:

  .  movianVPN

    The movianVPN is an Instant Protocol Security, or IPSec, software client operating on devices running the Palm and WinCE operating systems. This product enables enterprises to provide their mobile professionals with secure remote access to the corporate intranet from wireless devices like PDAs using their existing VPN infrastructures.

  .  movianCrypt

    movianCrypt is a data encryptor that runs on Palm devices and extends the basic functionality provided by a handheld computing device to achieve stronger data security.

 Consulting and Design Services

   Our experts in cryptography and information security provide a comprehensive range of systems solutions, consulting and design services to help customers develop and deploy their own solutions faster and with higher levels of confidence in their security. We offer the following services:

  . Systems Security Engineering. From requirements analysis and business modeling to design, development and deployment of solutions, we offer comprehensive support to help our customers minimize time-to-market, reduce development risk, minimize threats from attack, and maximize performance and efficiency of security within their systems solutions and applications.

  . Product Review and Evaluation. We provide confidential reviews of our clients' products and systems to assist them in creating secure systems for their own customers. Our reviews include detailed technical evaluations, architectural overviews and business plan viability analysis.

  . Enterprise and Information Security Reviews. We assist in identifying threats and evaluating networks and computer security risks, and we recommend solutions for potential security breaches. Typically, we perform risk analysis, physical site reviews, network security reviews, security architecture design, security policies and product review and recommendations as part of the services.

  . Cryptographic Design and Review. We have expertise in efficient cryptographic security implementations. We help our customers design and review custom cryptographic solutions for security in demanding environments. Customers typically use our services in wireless handheld devices, server- and client-based applications and network security systems.

  . Security and Cryptographic Training. We offer our customers training courses that cover a broad range of cryptographic and digital information security topics. These courses are tailored to help our customers make informed decisions concerning technical designs and new product and service opportunities.

  . PKI Solutions. We help our customers evaluate PKI products and define PKI system architectures. Our consultants have created solutions for our customers that we believe meet the demands of new and challenging environments.

 Hardware Components

   We offer several hardware components that are manufactured by others to our specifications. These products, which include our smart card product line and Certilock(TM) security module, provide secure processing and storage for cryptographic keys based on ECC-based technology. We believe our smart card product line addresses the need for low-cost, high-strength user identification and authentication services in a form factor similar to a credit card. Our Certilock security module provides a secure, hardware-based execution environment in a PCI card for use in secure application servers and certificate authorities.

Sales and Marketing

 OEM Sales

   We sell our enabling technologies and trust services directly to OEM customers through dedicated technical sales representatives. We focus our efforts in the sectors in which the advantages of our technology are most compelling.

   We have a sales presence in the United States, Canada, the United Kingdom, Italy, Singapore and Finland. We assign our sales representatives account responsibilities based on market sector, enabling the team and its members to apply and further develop market sector expertise. A sales director leads each sector team, which includes a business development manager, sales specialists and field application engineers.

   We intend to continue to expand our sales and business development presence into Europe, Latin America and the Asia-Pacific region. As the market for our technology matures, we anticipate complementing our direct sales force with indirect channels to increase our worldwide sales presence.

 Enterprise Sales

   We have developed direct relationships with enterprises to sell our enterprise application software offerings, which include our VPN and data encryptor products. Enterprise users can purchase the software through our retail e-commerce Web site or via telesales. We have agreements with several companies to bundle our software with their products thus providing a wider distribution of our product to the enterprise. We continue to expand the distribution channels. We plan to leverage our brand recognition in the enterprises, and expand into key vertical markets including healthcare and financial services, in order to increase sales of our enabling technologies and trust services.

 Corporate Marketing

   We maintain marketing efforts directed at broadening the demand for our products and solutions by increasing awareness of the benefits of using our products and the need for security solutions in general. Marketing efforts are also aimed at supporting our worldwide sales channels and promoting joint partner activities. Marketing personnel engage in a number of activities including conducting public relations and product seminars, developing sales and marketing collateral such as white papers, case studies and data sheets, issuing newsletters, coordinating our participation in industry trade shows, programs and forums, and establishing and maintaining relationships with recognized industry analysts and press. Our executives are frequent speakers at key industry forums in many of the vertical markets that we serve.

 Brand Awareness

   We provide the Certicom ingredient technology brand logo to our licensees to incorporate in their product packaging to indicate the inclusion of our enabling security technology in their products. We also provide variations of the mark for use in the smaller screen sizes of handheld devices and applications. The Certicom corporate logo is regularly featured in our advertisements, trade show graphics, and other promotional efforts.

 Standards Marketing and Education

   We maintain an active commitment to open standards in the cryptography industry and participate in setting standards that pertain to various aspects of our technology. We have also expanded our coverage in application standards. Our success in marketing our security products and services is partially dependent on the acceptance of our technology by standards organizations. In many cases, the memberships of standards committees include representatives from our most important customers.

   We are active in many important industry standards bodies, including the Institute of Electrical and Electronics Engineers, Inc., or IEEE; the American National Standards Institute, or ANSI; the International Organization for Standardization, or ISO; the Internet Engineering Task Force, or IETF; the Wireless Application Protocol Forum, or WAP Forum; Bluetooth Special Interest Group; and Radicchio, a consortium established to promote adoption of wireless PKI. We have formed our own standards group, the Standards for Efficient Cryptography Group, or SECG, to promote ECC interoperability among the major companies planning to ship ECC-based products.

   Confidence in the strength of cryptographic algorithms is essential to the expansion of their use. We have engaged in extensive educational activities to explain the mathematical basis underlying elliptic curve cryptosystems. These educational initiatives have been directed towards not only customers but also the ultimate end users of our products, including banks, credit card associations and governments.

Research and Development

   We are engaged in advanced cryptographic research involving computational algorithms and integrated circuit architectures for cryptographic processing. Dr. Scott A. Vanstone, our Chief Cryptographer, leads our efforts in this area. Dr. Vanstone is also a professor of Mathematics at St. Jerome's University and the University of Waterloo, Canada's leading center for cryptographic research, and has published numerous books and articles on cryptography. He is an Executive Director for the Centre for Applied Cryptographic Research, the holder of the NSERC/Pitney Bowes Industrial Research Chair in Cryptography at the University of Waterloo and a Fellow, Royal Society of Canada, Academy of Science. We maintain a long-standing relationship with the University of Waterloo, where we co-sponsor the NSERC/Certicom Industrial Research Chair in Cryptography.

   On June 30, 2001, we employed eleven cryptographers who are involved in pure research and applied cryptographic development. We also retain several leading cryptographic researchers at academic institutions as paid consultants. We present at a number of cryptography conferences and hold workshops worldwide on ECC.

   In addition to our core expertise in applied cryptographic research, we emphasize the development of software toolkits that package core technology innovations and standard security protocols into easy-to-use products targeted at the development community. We have expertise in the development of integrated circuit designs that integrate our ECC implementations directly into hardware solutions.

Intellectual Property

   We rely on combinations of proprietary technologies, trade secrets, patent protection and copyright protection in the conduct of our business. Our cryptographic research has resulted in seventeen patents granted in the United States, with corresponding applications either pending or granted in other jurisdictions. Our research has also led to our filing numerous patent applications over the past five years. As of June 30, 2001, in addition to our granted patents, we have approximately thirty-six inventions for which applications are pending, each of which is filed in one or more jurisdictions. All our patent applications are filed in the United States and Canada, and a substantial portion are filed in Europe and Japan as well. We have filed patent applications in countries that we believe to be significant markets. We also rely on certain trade secret aspects of our products and services to provide a commercially prudent level of protection to our proprietary technology, both in markets in which we have filed patent applications and those in which we have not filed.

   A majority of our patents and pending patent applications is pertinent to implementations of ECC, while some of them also relate to techniques used with other public-key cryptosystems. We believe that our existing patents, together with our pending patent applications, cover particularly advantageous methods of implementing ECC. We have licensed and may in the future license our patents to OEM customers.

   We also engage in joint development work that has resulted in the filing of additional patent applications. As a result of joint development efforts, we jointly own five additional patents with Motorola, and have filed several additional applications for patents which, if granted, would be jointly owned with Pitney Bowes.

Customer Applications

   We expect our licensees to incorporate our technologies into their products for the following mobile applications:

  .  on-line banking and brokerage;

  .  vehicle fleet management services;

  .  general-purpose wireless data gateway services;

  .  access to law enforcement databases by police officers;

  .  wireless data application development environments;

  .  enterprise file and data synchronization;

  .  wireless e-mail and messaging;

  .  retail e-commerce initiated from wireless handheld devices;

  . electronic prescription filing and patient records management for physicians;

  .  smart card enabled electronic payments systems;

  .  WAP browsers and gateway systems;

  .  secure wireless Web browsing of HTML sites;

  .  digital content recording and distribution media for handheld devices;

  .  SIM chips for transaction-level security in GSM phones; and

  .  delivery of protected program content in satellite radio broadcasts.

Competition

 Enabling Technologies

  .  Cryptographic Security Toolkits

    Our primary competitor in this market is RSA Security Inc. RSA Security offers a comprehensive product line that competes directly with us. There are a number of other companies worldwide that offer commercial protocol products. In addition, competition may come from solutions developed in-house, or by companies that attempt to create their own encryption implementations without licensing commercial toolkits. Furthermore, OpenSSL, a royalty-free source-code implementation, and other free cryptographic toolkits are used by some companies.

  .  PKI Products

    Competition in this segment is increasing as traditional PKI companies such as Entrust Technologies Inc. and Baltimore Technologies plc move into the mobile and wireless market. RSA Security and Diversinet Corp. also participate in this segment. In Europe and Asia, some specialty vendors are emerging, such as Sonera SmartTrust Ltd., which develop and sell PKI products for mobile phones.

 Trust Services

    Competition in this segment comes from companies such as VeriSign, Inc., Entrust, Inc. and Baltimore Technologies plc. These companies offer CA products and services for issuing and managing digital certificates for use on public and private networks. Although traditionally desktop focused, they have begun to modify their products and services to make their products more attractive to the mobile and wireless market.

 Enterprise Application Products

  .  VPN Client for Handheld Devices

    No direct competition exists for our handheld client at this time. However, there is interest by companies to participate in the area of PDA security products for remote access. One alternative solution is the V-One Air SmartGate. This product does require investment in additional network equipment and does not use a standard security protocol.

    There have been announcements recently from software toolkit providers, which a third party or a toolkit provider could use to create a handheld client, planned for 2001. To date no announcements of an actual client using these toolkits have been made. In addition, we believe that any competitive offering would need to develop broad interoperability with gateways, handheld devices and wireless connectivity methods in order to match our handheld VPN client feature set.

    Most gateway companies have a desktop VPN client available and, in theory, could develop a handheld client for their wireless extensions. The gateway companies, however, do not consider development for handheld devices as a core competence and our handheld client is already interoperable with their gateways. Certicom has announced a bundling agreement with one VPN gateway provider, Cisco Systems, Inc.

  .  Database Encryptor for Handheld Devices

    There are very few products that offer authentication and data encryption for the Palm device. Competition in this market comes from JAWZ Inc., PDASecure and Asynchrony.com. We believe that competing encryption products will be developed during the third quarter of calendar 2001.

Regulatory Matters

   Our products are subject to export, import and/or use restrictions imposed by the governments of the United States, Canada and other countries. Therefore, our ability to export and re-export our products from the United

States and Canada to other countries is subject to a variety of government approvals or licensing requirements. Such restrictions potentially could have a material adverse effect on our business, financial condition and operating results.

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

Employees

   On June 4, 2001, we announced a work force reduction that decreased our work force by approximately 30%. As of June 30, 2001, we had approximately 319 full-time and part-time employees: 111 in cryptographic research and engineering, 107 in sales and marketing, 35 in consulting and systems integration services, and 66 in finance and administration. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We consider our relationship with our employees to be good. All our employees enter into intellectual property rights assignments and non-disclosure agreements with us.

Factors That May Affect Operating Results

   We operate in a dynamic, rapidly changing environment that involves risks and uncertainties. You should carefully consider the risks described below and the other information in this Form 10-K. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially harmed.

Risks Related to Our Company

 We have a limited operating history and have incurred losses since inception and anticipate incurring losses for the foreseeable future

   Although we have been engaged in the cryptographic security industry since 1985, we did not ship our first commercial toolkit or enter the U.S. market until 1997. Accordingly, our business operations are subject to all of the risks inherent in a new business enterprise, such as competition and viable operations management. These risks and uncertainties are often worse for a company engaged in new and evolving product markets.

   Since our inception, we have incurred substantial net losses. As of April 30, 2001, we had an accumulated deficit of approximately $95.0 million (as determined in accordance with U.S. generally accepted accounting principles). We expect to incur additional losses for the foreseeable future and we may never achieve profitability. If we do achieve profitability, we may not be able to sustain it. You should not consider our historical growth indicative of our future revenue levels or operating results. Our success will depend in large part upon our ability to generate sufficient revenue to achieve profitability and to maintain existing customer relationships and develop new customer relationships.

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

  .  our transition to a subscription license business model;

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

 Our revenues are difficult to predict

   We derive our revenue primarily from sales of our products and services to our OEM customers. Our sales vary in frequency, and OEM customers may or may not purchase our products and services in the future. The sale to, and implementation by, OEMs of our products and services typically involve a lengthy education process, along with significant technical evaluation and commitment of capital and other resources by them. This process is also subject to the risk of delays associated with (a) their internal budgeting and other procedures for approving capital expenditures, (b) deploying new technologies and (c) testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with many of our products and services are generally lengthy, and we may not succeed in closing transactions on a timely basis, if at all. If orders expected from a specific customer for a particular period are not realized, our revenues could fail to materialize.

   In addition, our customers may defer the purchase of, or stop using, our products and services at any time, and certain license agreements may be terminated by the customer at any time. We negotiate most of our customer contracts on a case-by-case basis, which makes our revenues difficult to predict. Our existing customer contracts typically provide for base license fees, technology access fees and/or royalties based on a per-unit or per-usage charge or a percentage of revenue from licensees' products containing our technology. In June 2001, we converted our enabling technologies products to primarily subscription-based licenses. Additionally, a number of our large contracts provide that we will not earn additional royalty revenues from those contracts until these customers' shipments exceed certain thresholds. As a result, our revenues are not recurring from period to period, which makes them more difficult to predict. In addition, estimating future revenue is difficult because we generally ship our products soon after an order is received and, as such, we do not have a significant backlog. Our expense levels are based, in part, on our expectations of future revenues and are largely fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues.

 The introduction of a subscription business model will impact our reported revenue

   In June 2001, we converted our enabling technologies products to primarily subscription-based licenses. In addition, our trust services and enterprise application solutions product lines are accounted for under the subscription model. Subscription licenses provide our customers with rights to use our software for a specified period of time. Customers are entitled to use the license and receive certain customer support services over the license term. In addition, depending on the type of license, our customers have access to unspecified upgrades on an "if and when available" basis. We expect the average duration of the subscription licenses to be between one and two years. In addition, we expect a significant percent of customers to renew their licenses upon license expiration.

   The change from perpetual licenses to subscription licenses will impact our reported quarterly and annual revenues on a going-forward basis, as subscription license revenue will be amortized over the term of the subscription license. In the past, the majority of our perpetual license revenues have been recognized in the quarter of product delivery. Therefore, a subscription license order will result in substantially less current-quarter revenue than an equal-sized order for a perpetual license. We expect to invoice our customers upfront for the full amount of a twelve-month subscription license period and collect the invoice within our standard payment terms. Although we expect that over the long term, our cash flow from operations under the subscription license model will be equal to or greater than under the perpetual license model, in the near term we expect our cash flow from operations to decrease and deferred revenue to increase.

 We are contractually obligated to complete certain leasehold improvements

   We lease premises totaling approximately 111,000 square feet in Hayward, California. This lease expires on July 31, 2007. Through April 30, 2001 we have capitalized leasehold improvements and related construction costs totaling approximately $7.7 million for our Hayward facilities. In addition, we anticipate incurring approximately an additional $3.6 million subsequent to April 30, 2001 to complete the build-out of our Hayward facilities. In addition, we have signed a ten-year lease for approximately 130,000 square feet located at 1980 Matheson Boulevard East, Mississauga, Ontario. At this time, the facility is being constructed at our expense. We are obligated to pay approximately $7.8 million of which approximately $7.4 million will be paid subsequent to April 30, 2001 to complete the build-out of the facility.

 The current economic downturn has impacted demand for our products and services and may adversely affect future revenue

   The majority of our revenue has been, and is expected to continue to be, derived from customers in the United States. Recent economic indicators, including growth in gross domestic product, reflect a decline in economic activity in the United States. Some reports have indicated an even more significant decline in spending by corporations in the area of information technology, which includes the encryption technology market. While we cannot specifically correlate the impact of macro-economic conditions on our sales activities, we believe that the economic conditions in the United States have resulted in decreased demand in our target markets and, in particular, have increased the average length of our sales cycles. To the extent that the current downturn continues or increases in severity, or results in a similar downturn worldwide, we believe demand for our products and services, and therefore future revenue, will be reduced.

 Our restructuring of operations may not achieve the results we intend and may harm our business

   In June 2001, we announced a restructuring of our business, which included a reduction in work force of approximately 30% as well as other steps to reduce expenses. The planning and implementation of our restructuring has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively or if we experience difficulties in effecting the restructuring, our expenses could increase more quickly than we expect. If we find that our restructuring announced in June did not sufficiently decrease the growth of our expenses, we may find it necessary to implement further streamlining of our expenses, to perform another reduction in our work force or to undertake another restructuring of our business. If our restructuring activities are not successful in efficiently reducing our expenses or result in the loss of key personnel or employee morale, our business, financial condition and results of operations would be materially adversely affected.

 A limited number of customers account for a high percentage of our revenue and the failure to maintain or expand these relationships could harm our business

   Five customers comprised approximately 42% of our revenue for the fiscal year ended April 30, 2001, and approximately 31% of our revenue for the fiscal year ended April 30, 2000. One of our customers accounted for approximately 23% of our revenue in fiscal 2001 while no customer accounted for 10% or more of our revenue in fiscal 2000. The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in usage and revenue associated with the existing or proposed customers would harm our business and prospects.

 We may be unable to find sub-tenants to sublease currently leased and vacant space

   In March 2000, we entered into a lease covering 68,000 square feet of office space adjacent to our existing 43,000 square foot Hayward facility. The term of this new lease is seven years at an initial monthly rent of approximately $61,000, with 3% annual increases. The lease on our existing Hayward facility expires in July 2007 and provides for current monthly base rent payments of approximately $54,000, increasing to approximately $57,000 in March 2002 and approximately $60,000 in March 2004. Due to the restructuring we announced in June 2001, we intend to sublease our current Hayward office space, although there can be no assurance that we will be able to do so or at rates equal to our current obligations under the lease, and to relocate our Hayward operations to the new facility in the August of 2001.

   We recently signed a ten-year lease for approximately 130,000 square feet located at 1980 Matheson Boulevard East, Mississauga, Ontario. If the landlord intends to sell the leased premises, we have a right of first refusal with respect of any sale of this property on terms to be negotiated. In the fall of 2001, we intend to relocate our Canadian operations from their current location to this new facility and to sublease our current Canadian office space and approximately 40,000 square feet space located at 1980 Matheson Boulevard East, Mississauga, Ontario, although there can be no assurance that we will be able to do so or at rates equal to our current obligations under the lease. The annual rental fee for the new site varies between approximately Cdn.$10.85 to Cdn.$13.05 per square foot (U.S.$7.06 to U.S.$8.50 per square foot based on the exchange rate on April 30, 2001) over the life of the lease. We began paying rent on this lease in May 2001.

   We are currently searching for tenants to sublease our current Hayward and Mississauga spaces and portion of our new Mississauga space. We may not be able to find suitable sub-tenants to occupy this space in a timely manner in the future, if at all, or otherwise sublease these properties profitably. The total annual rent for all facilities is approximately $3.1 million. If we are unable to find suitable sub-tenants, we may experience greater than anticipated operating expenses in the future, which could materially adversely affect our financial condition and operating results.

 Our success depends on an increase in the demand for digital signatures in m-business transactions and ECC-based technology becoming accepted as an industry standard

   For handheld devices, many of the advantages our ECC-based technology has over conventional security technology are not applicable to a transaction that does not involve the creation of a digital signature on a handheld device. Currently, the vast majority of e-business and m-business transactions do not involve such digital signatures. Participants in mobile e-business have only recently begun to require client digital signatures in some applications, such as enterprise data access and certain high-value transactions. Unless the number of mobile e-business transactions involving client digital signatures increases, the demand for our products and services, and consequently, our business, financial condition and operating results could be materially adversely affected.

   In order for our business to be successful, ECC technology must become accepted as an industry standard. This has not happened to date, and may never happen. The technology of our principal competitor, RSA Security Inc., is and has been for the past several years, the de facto standard for security over open networks like the Internet. The patent related to this competing technology expired in September 2000, making this technology freely available. The free availability of such security technology could significantly delay or prevent the acceptance of ECC as a security standard.

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

 We have only recently begun to sell directly to enterprise customers

   We have recently started to expand our sales efforts to encompass sales of certain products directly to enterprises other than OEMs. The expansion of our direct sales efforts will require that we attract, hire, train, manage and adequately compensate a larger group of professionals. We may not be successful in expanding and managing our sales effort or that the revenues produced by our direct sales will offset our increased expenses.

   These non-OEM, or enterprise, customers will require different products, support services and integration services than our existing OEM customer base. We may not be successful in developing the products and services necessary to serve this new customer base.

 Our business depends on continued development of the Internet and the continued growth of m-business

   Our future success is substantially dependent upon continued growth in Internet usage and the acceptance of mobile and wireless devices and their use for m-business. The adoption of the Internet for commerce and communications, particularly by individuals and companies that have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business and exchanging information. In particular, companies that have already invested substantial resources in other means of conducting commerce and exchanging information may be reluctant or slow to adopt a new, Internet-based strategy that may make their existing infrastructure obsolete. To the extent that individuals and businesses do not consider the Internet to be a viable commercial and communications medium, our business may not grow.

   Furthermore, building a wireless-based strategy requires significant investment. Many companies may not have resources and capital to build the infrastructure required to support a wireless-based strategy. If this infrastructure build out does not occur, our revenue may not grow. In addition, our business may be harmed if the number of users of mobile and wireless devices does not increase, or if e-business and m-business do not become more accepted and widespread. The use and acceptance of the Internet and of mobile and wireless devices may not increase for any number of reasons, including:

  . actual or perceived lack of security for sensitive information, such as credit card numbers;

  .  traffic or other usage delays on the Internet;

  .  competing technologies;

  .  governmental regulation; and

  .  uncertainty regarding intellectual property ownership.

   Capacity constraints caused by growth in the use of the Internet may impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. If the necessary infrastructure, products, services and facilities are not developed, if the Internet does not become a viable and widespread commercial and communications medium, or if individuals and businesses do not increase their use of mobile and wireless devices for mobile e-business, our business, financial condition and operating results could be materially adversely affected.

 We must manage our growth

   We have experienced a period of significant growth in our sales and personnel that has placed strain upon our management systems and resources. Our sales increased from $12.0 million for the fiscal year ended in April 30, 2000 to $26.6 million for the fiscal year ended in April 30, 2001. The number of our full-time and part-time employees increased from 189 at the end of June 2000 to 319 at the end of June 2001. Subject to prevailing economic conditions, we intend to continue to pursue existing and potential market opportunities, including acquisitions. Our growth has placed, and will continue to place, demands on our management and operational resources, particularly with respect to:

  . training, supervising, and retaining skilled technical, marketing and management personnel in an environment where there is intense competition for skilled personnel;

  .  managing and preparing our facilities for occupancy;

  . expanding our treasury and accounting functions and information systems to meet the demands of a growing company;

  . strengthening our financial and management controls in a manner appropriate for a larger enterprise;

  .  maintaining a cutting edge research and development staff;

  .  expanding our sales and marketing efforts;

  . developing and managing a larger, more complex international organization; and

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

 Acquisitions could harm our business

   We acquired Consensus Development Corporation and Uptronics Incorporated in fiscal year 1999, Trustpoint in fiscal year 2000, and DRG Resources Group, Inc. in fiscal year 2001. We may acquire additional businesses, technologies, product lines or services in the future either in the United States or abroad. Acquisitions involve a number of risks, potentially including:

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

   We may satisfy the purchase price of any future acquisitions through the issuance of our common shares, which may result in dilution to our existing shareholders. We may also incur debt or assume liabilities. We cannot assure you that we will be able to obtain any additional financing on satisfactory terms, or at all. Incurring debt or assuming additional liabilities would make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. The terms of any additional indebtedness may include restrictive financial and operating covenants, which could limit our ability to compete and expand our business.

   Our business strategy also includes entering into strategic investments and joint ventures with other companies. These transactions are subject to many of the same risks identified above for acquisitions.

 Our success depends on attracting and retaining skilled personnel

   Our success is largely dependent on the performance of our management team and other key employees. Our success also depends on our ability to attract, retain and motivate qualified personnel. Most of our key technical and senior management personnel are not bound by employment agreements. Loss of the services of any of these key employees would harm our business, financial condition and operating results. We do not maintain key person life insurance policies on any of our employees.

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

   We belong to certain organizations that set standards. As part of the standards process, the participants are requested to file statements identifying any patents they consider to be essential to implementation of the standard. As such, we may be required to disclose and license patents that we own which are necessary for practice of the standard. Further, to provide products that are compliant with standards that have been adopted or will be adopted in the future, we may have to license patents owned by others. As a part of some standards processes, other companies have disclosed patents that they believe are required to implement those standards. We cannot assure you that we will be able to gain licenses to these patents, if needed, on terms acceptable to us. Such licensing requirements may materially adversely affect the value of our products, and, consequently, our business, financial condition and operating results.

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

 System interruptions and security breaches could harm our business

   We are in the process of constructing a secure data center for issuing certificates. We will depend on the uninterrupted operation of that data center. We will need to protect this center and our other systems from loss, damage, or interruption caused by fire, power loss, telecommunications failure or other events beyond our control. In addition, most of our systems and the data center are located, and most of our customer information is stored, in the San Francisco Bay Area, which is susceptible to earthquakes. Any damage or failure that causes interruptions in our data center and our other computer and communications systems could materially adversely affect our business, financial condition and operating results.

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

   In addition, equity securities of many technology companies have experienced significant price and volume fluctuations. These price and volume fluctuations are sometimes unrelated to the operating performance of the affected companies. Volatility in the market price of our common shares could result in securities class action litigation. This type of litigation, regardless of the outcome, could result in substantial costs to us as well as a diversion of our management's attention and resources.

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

Risks Related to Our Industry

 Public key cryptographic technology is subject to risks

   Our products and services are largely based on public-key cryptographic technology. With public-key cryptographic technology, a user has both a public-key and a private-key. The security afforded by this technology depends on the integrity of a user's private-key and on it not being stolen or otherwise compromised. The integrity of private keys also depends in part on the application of certain mathematical principles such as factoring and elliptic curve discrete logarithms. This integrity is predicated on the assumption that solving problems based on these principles is difficult. Should a relatively easy solution to these problems be developed, then the security of encryption products using public-key cryptographic technology could be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our products and services obsolete or unmarketable. Even if no breakthroughs in methods of attacking cryptographic systems are made, factoring problems or elliptic curve discrete logarithm problems can theoretically be solved by computer systems that are significantly faster and more powerful than those currently available. In the past, there have been public announcements of the successful decoding of certain cryptographic messages and of the potential misappropriation of private keys. Such publicity could also adversely affect the public perception as to the safety of public-key cryptographic technology. Furthermore, an actual or perceived breach of security at one of our customers, whether or not due to our products, could result in adverse publicity for us and damage to our reputation. Such adverse public perception or any of these other risks, if they actually occur, could materially adversely affect our business, financial condition and operating results.

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

 We face significant competition, which could harm our ability to maintain or increase sales of our products or reduce the prices we can charge for our products

   We operate in a highly competitive industry. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. We anticipate that the quality, functionality and breadth of our competitors' product offerings will improve, and there can be no assurance that we will be able to compete effectively with such product offerings. In addition, we could be materially adversely affected if there were a significant movement towards the acceptance of open source solutions or other alternative technologies that compete with our products. We expect that additional competition will develop, both from existing businesses in the information security industry and from new entrants, as demand for information products and services expands and as the market for these products and services becomes more established. Moreover, as competition increases, the prices that we charge for our products may decline. If we are not able to compete successfully, our business, financial condition and operating results could be materially adversely affected. Our most significant direct competitors include RSA Security, Inc., VeriSign, Inc., Baltimore Technologies plc, and Entrust Inc.

 Our business could be adversely affected by United States and foreign government regulation

   The information security industry is governed by regulations that could have a material adverse effect on our business. Both the U.S. and Canadian governments regulate the export of cryptographic equipment and software, including many of our products. It is also possible that laws could be enacted covering issues such as user privacy, pricing, content, and quality of products and services in these markets. Such regulations and laws could cause us to compromise our source code protection, minimize our intellectual property protection, negatively impact our plans for global expansion, and consequently materially adversely affect our business.

Risks Related to Our Corporate Charter; Limitations on Dividends

 The anti-takeover effect of certain of our charter provisions could delay or prevent our being acquired

   Our authorized capital consists of an unlimited number of common shares and an unlimited number of preferred shares issuable in one or more series. Although we currently do not have outstanding any preferred shares, our board of directors has the authority to issue preference shares and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of these shares without any further vote or action by shareholders. The rights of the holders of common shares will be subject to, and may be adversely affected by, the rights of holders of any preferred shares that may be issued in the future. The issuance of preferred shares, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, or the issuance of additional common shares could make it more difficult for a third party to acquire a majority of our outstanding voting shares. This could deprive our shareholders of a control premium that might otherwise be realized in connection with an acquisition of our company.

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

 We do not currently intend to pay any cash dividends on our common shares in the foreseeable future

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

Item 2. Properties

   We occupy the following properties as operating facilities:

                                Square      Lease
        Major Locations         Footage   Expiration              Use
        ---------------         -------   ----------              ---
                                                       Principal
                                                       Administration,
                                                       Worldwide Sales and
                                                       Marketing, Finance,
                                                       Engineering, Custom
 25801-25821 Industrial Blvd                           Design and Systems
 Hayward, California, U.S.A.... 111,000   July, 2007   Integration

                                                       Canadian Corporate
                                                       Administration, Customer
                                                       Support, Research and
 5520 Explorer Drive                                   Development, Engineering
 Mississauga, Ontario, Canada..  30,300 December, 2009 and Systems Integration

                                                       Canadian Corporate
                                                       Administration, Customer
                                                       Support, Research and
 1980 Matheson Blvd East                               Development, Engineering
 Mississauga, Ontario, Canada.. 130,000 October, 2010  and Systems Integration

 1175 Herdon Parkway
 Herndon, Virginia, U.S.A......   6,000 October, 2007  Sales

   We recently signed a ten-year lease for approximately 130,000 square feet located at 1980 Matheson Boulevard East, Mississauga, Ontario. At this time, the facility is being constructed at our expense. If the landlord intends to sell the leased premises, we have a right of first refusal with respect of any sale of this property on terms to be negotiated. In the Fall of 2001, we intend to relocate our Canadian operations from their current location to this new facility and to sublease our current Canadian office space and approximately 40,000 square feet of this new facility, although there is no assurance that we will be able to do so or at rates equal to our obligations under the lease. The annual rental fee for the new site varies between approximately Cdn.$10.85 to Cdn.$13.05 per square foot (U.S.$7.06 to U.S.$8.50 per square foot based on the exchange rate on April 30, 2001) over the life of the lease. We began paying rent on this lease in May 2001. In addition, we intend to sublease approximately 43,000 square feet of our Hayward facility in the second quarter of fiscal 2002, although there can be no assurance that we will be able to do so or at rates equal to our obligations under the lease.

   We occasionally execute month-to-month leases for short-term office space. We currently lease approximately 980 square feet of office space in Laguna Hills, California on a month-to-month basis and we also have a lease for approximately 540 square feet in London, England.

   We currently anticipate leasehold improvements and related construction costs will be approximately $11.0 million subsequent to April 30, 2001 to complete the build-out of our Hayward and Mississauga facilities. The total annual rent for all facilities is approximately $3.1 million.

Item 3. Legal Proceedings

   The nature of our business subjects us to numerous regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on our financial condition.

   In April 2000 we received a letter on behalf of Carnegie Mellon University asserting that it owns the trademark "CERT", and that it believes our use of the stock symbol "CERT" will cause confusion with and/or dilute its purported trademark. Although we intend to defend our use of the stock symbol "CERT" vigorously, there can be no assurance that we will be successful in doing so, or that this dispute with the University will not have a material adverse impact on us.

   We have also received a letter on behalf of Geoworks Corporation asserting that it holds a patent on certain aspects of technology that are part of the WAP standard. Our WTLS Plus(TM) toolkit may be used to implement WAP-compliant technology. After an internal investigation based upon the description of Geoworks' purportedly patented technology provided by GeoWorks, it is our belief that our toolkits do not include implementation of the Geoworks technology. We have also become aware of a letter circulated on behalf of a Mr. Bruce Dickens asserting that he holds a patent on certain aspects of technology that are implemented within certain aspects of the SSL standard. After an internal investigation, it is our belief that we do not implement any validly patented technology. We have received a letter on behalf of eSignX Corporation drawing our attention to a patent which it purports to hold on certain aspects of technology related to the use of WAP-enabled portable electronic authorization devices for approving transactions. The letter states that, based upon a review of a press release announcing our Trustpoint(TM) PKI product, that product may be covered by eSignX's patent. We have conducted an initial investigation and due to the vague description of the suggested infringement by our products, we were unable to determine the validity of such suggestions. We have requested further elaboration from eSignX. Although we intend to vigorously defend any litigation that may arise in connection with these matters, there can be no assurance that we will be successful in doing so, or that such disputes will not have a material adverse impact on us.

   In addition, we have become aware of a lawsuit commenced by Mr. Leon Stambler against one of our customers and certain other parties asserting that Mr. Stambler holds patents on certain aspects of technology related to online transactions. Although we have not been named in this legal action, under the terms of the license agreement we have entered into with this customer, we have agreed to defend our customer against any claim that our licensed product, when used within the scope of the license agreement, infringes any U.S. or Canadian patent and to indemnify the customer in certain circumstances for related costs and expenses it incurs as a result of such a claim. We had previously reviewed the Stambler patent and prepared documentation indicating a possible prior use of the subject matter purportedly claimed in the referenced patent. We are currently investigating the scope of protection afforded by the claims detailed in the complaint and effect, if any, of these claims on the products supplied by Certicom. There can be no assurance that such asserted patent will not have a material adverse impact on us.

   One of our suppliers, East West Imports, Inc. dba California Computers, has filed suit against us in the Superior Court of the State of California, County of Alameda, for payment of approximately $230,000 plus costs, attorney fees, and interest. Among other defenses, the focus of our dispute is whether or not a number of personal computers and peripheral items were actually received by us. At present, both parties are attempting to ascertain the proper amount owed, and we anticipate a settlement on fair and reasonable terms may be possible in the near future. In the event that no such settlement is reached within a reasonable time, we intend to vigorously defend any litigation over disputed amounts. In such case there can be no assurance that we will be successful in doing so, or that such disputes will not have a material adverse impact on us.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for the Company's Common Shares and Related Shareholder Matters

Price Range of Common Shares

   Our common shares are listed and traded on the Nasdaq National Market under the symbol "CERT" and on the Toronto Stock Exchange, or the TSE, under the symbol "CIC". Our high and low sales prices of our common shares on the Nasdaq National Market for each quarter within the last fiscal year are shown below.

                                                                     U.S. $
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
   Fiscal 2001 (ended April 30, 2001)
     First Quarter(1)............................................ $37.44 $12.31
     Second Quarter.............................................. $47.23 $24.75
     Third Quarter............................................... $37.00 $11.94
     Fourth Quarter.............................................. $20.78 $ 5.01

--------
Note:

(1) Our common shares commenced trading on the Nasdaq National Market on May 2, 2000.

   The high and low sales prices of our common shares on the TSE for each quarter within our last two fiscal years are shown below, both in Canadian dollars and U.S. dollars. All currency conversions are based on the prevailing Cdn.$ to U.S.$ exchange rate on the last day of each respective quarter.

                                                       Cdn. $        U.S. $
                                                   -------------- -------------
                                                    High    Low    High   Low
                                                   ------- ------ ------ ------
   Fiscal 2001 (ended April 30, 2001)
     First Quarter................................ $ 56.25 $18.50 $37.80 $12.43
     Second Quarter............................... $ 69.45 $37.00 $45.48 $24.23
     Third Quarter................................ $ 57.00 $17.90 $38.01 $11.94
     Fourth Quarter............................... $ 31.00 $ 7.75 $20.18 $ 5.05

   Fiscal 2000 (ended April 30, 2000)
     First Quarter................................ $  7.63 $ 5.18 $ 5.06 $ 3.44
     Second Quarter............................... $ 10.45 $ 5.65 $ 7.10 $ 3.84
     Third Quarter................................ $ 74.00 $ 9.45 $51.19 $ 6.54
     Fourth Quarter............................... $125.00 $27.65 $84.45 $18.68

   As of June 30, 2001, there were 30,981,583 of our common shares issued and outstanding. Except as otherwise indicated, all of the prices in the preceding table, and elsewhere in this Form 10-K and all of the common share numbers in this document, reflect the 2-for-1 stock split of our outstanding common shares on July 12, 2000. On July 20, 2001, the last reported sale price of our common shares on the Nasdaq National Market was $1.71 (Cdn. $2.64 based on the exchange rate on July 20, 2001) and on the Toronto Stock Exchange was Cdn.$2.63 ($1.70 based on the exchange rate on July 20, 2001).

Holders of Common Shares

   As of June 30, 2001, there were approximately 113 registered holders of our common shares. This number of shareholders does not include shareholders whose shares are held in trust by other entities. The actual number of beneficial owners of our common shares is greater than the number of holders of record.

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

Sales of Unregistered Securities

   On September 12, 2000, we acquired all of the outstanding common shares of DRG Resources Group, Inc., a corporation based in Redwood City, California. The acquisition was completed with the issuance of 397,595 of our common shares. In connection with the acquisition, we also assumed stock options exercisable to acquire 103,100 of our common shares. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offerings, and we believe that it was exempt from the registration requirement of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. The recipients of the securities represented their intention to acquire the securities for investment only, had access to all relevant material information necessary to evaluate the investment and represented that they were "accredited investors" for purpose of Regulation D under the Securities Act of 1933, as amended.

   For the fiscal year ended April 30, 2001, approximately 135,364 of our common shares were issued at strike prices ranging from $0.39 to $14.92 per share, pursuant to the exercise of stock options assumed in connection with acquisitions of Consensus Development Corporation and Trustpoint.

   On March 26, 2001, we completed a public offering of 3,500,000 common shares primarily in Canada at a per share price of Cdn.$ 12.50 (approximately U.S.$8.14 based on the exchange rate on April 30, 2001), for an aggregate offering price of approximately Cdn.$43.8 million (approximately U.S.$28.5 million based on the exchange rate on April 30, 2001). Of the total number of common shares sold in connection with this offering, 405,000 were sold in the United States on a private placement basis pursuant to Regulation D of the Securities Act of 1933, as amended. The common shares have not been registered under the Securities Act of 1933, as amended. The offering was underwritten by a syndicate of underwriters consisting of Yorkton Securities Inc., BMO Nesbitt Burns Inc., CIBC World Markets Inc., HSBC Securities (Canada) Inc. and TD Securities Inc. On April 10, 2001, the syndicate of underwriters exercised its over-allotment option in connection with the completed common share offering. As a result, we issued an additional 500,000 common shares in Canada for gross proceeds of approximately Cdn.$6.2 million (approximately U.S.$4.0 million based on the exchange rate on April 30, 2001). The total gross proceeds from this common share offering were Cdn.$50.0 million (approximately
U.S.$32.5 million based on the exchange rate on April 30, 2001). After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately Cdn.$47.2 million (approximately U.S.$30.8 million based on the exchange rate on April 30, 2001).

Use of Proceeds from Public Offering

   We intend to use the net proceeds from the offering of common share completed on March 26, 2001 (including the net proceeds realized upon exercise of the over-allotment option) for capital expenditures including tenant improvements for which we are currently obligated, the development and enhancement of our products and services, the expansion and opening of sales offices in Europe and the Asia-Pacific region, possible acquisitions of additional businesses and technologies that are complementary to our current or anticipated future business lines, working capital and general corporate purposes.

   Pending such uses, we expect to invest the net proceeds in short-term, interest-bearing, investment grade securities.

Item 6. Selected Consolidated Financial Data

   The selected consolidated financial data set forth below are presented in U.S. dollars and have been derived from financial statements prepared under accounting principles generally accepted in the United States of America, or U.S. GAAP. The results of operations for the year ended April 30, 2001 are not necessarily indicative of the results to be expected for future periods. The selected consolidated financial data set forth are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. Effective May 1, 1999, we adopted the U.S. dollar as our functional currency. See Note 2 to our Consolidated Financial Statements.

                                       Fiscal Year Ended April 30,
                               -----------------------------------------------
                                 2001      2000      1999      1998     1997
                               --------  --------  --------  --------  -------
                                (in thousands of U.S. dollars except per
                                      share data and share amounts)
Consolidated Statement of
 Operations Data:
Revenues...................... $ 26,647  $ 12,040  $  4,042  $  1,233  $ 1,085
Costs and expenses:
  Cost of hardware ...........      824       579       125       349      234
  Consulting and systems
   integration (including
   deferred compensation
   amortization of $3,444 for
   fiscal 2001)...............    9,624     2,080       587       --       --
  Selling and marketing.......   19,731     6,616     6,087     4,918    2,038
  Research and development....   12,838     4,446     3,240     3,820    2,433
  Depreciation and
   amortization...............   12,731     7,861     5,063       561      130
  General and administrative
   (including stock
   compensation amortization
   of $312, $318, and $311 for
   fiscal 2001, 2000, and
   1999, respectively)........   12,183     7,099     4,277     2,762    2,549
  One-time secondary offering
   costs......................    1,693       --        --        --       --
  Purchased in-process
   research and development...      --        535     1,151       --       --
Operating loss................  (42,977)  (17,176)  (16,488)  (11,177)  (6,299)
Interest and other income
 (expense) (net of value of
 warrants issued of $423 for
 fiscal 2001).................    2,440      (359)    1,015       965      256
Loss before income taxes......  (40,537)  (17,535)  (15,473)  (10,212)  (6,043)
Income taxes..................      135       334       (92)      167     (112)
Net loss......................  (40,672)  (17,869)  (15,381)  (10,379)  (5,931)
Net loss per share (basic and
 diluted)..................... $  (1.54) $  (0.80) $  (0.73) $  (0.57) $ (0.41)
Weighted average number of
 outstanding common shares
 (000's)......................   26,377    22,255    21,033    18,317   14,386

                                             As of April 30,
                               -----------------------------------------------
                                 2001      2000      1999      1998     1997
                               --------  --------  --------  --------  -------
                                     (in thousands of U.S. dollars)
Consolidated Balance Sheet
 Data:
Cash and cash equivalents..... $  1,942  $ 10,508  $  1,400  $    628  $   278
Marketable securities,
 available for sale ..........   52,319     2,550    12,678    29,847   11,440
Total assets..................  109,474    51,516    41,615    34,467   13,784
Total shareholders' equity....   93,357    35,991    39,171    33,035   12,444

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

   Historically, we have focused on the development and marketing of cryptographic and information security protocol toolkits. We have also launched a line of authentication solutions including PKI software, CA services and VPN client software for handheld devices. In addition, we provide consulting and systems integration services to assist our customers in designing and implementing efficient security solutions. Our customers integrate our technologies into their hardware and software products, then sell the finished products to consumers or enterprise customers. We also market and sell our VPN software product directly to enterprise customers.

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

   On January 26, 2000, we acquired all the outstanding shares of common stock of Trustpoint, a corporation based in Mountain View, California. Trustpoint is a private developer of PKI products. OEMs use the PKI products to develop authentication and certification applications and services. In connection with this acquisition, we issued 201,120 of our common shares in exchange for all of the outstanding shares of Trustpoint and we also assumed Trustpoint's outstanding employee stock options. The transaction was accounted for as a purchase and, accordingly, the total consideration of approximately $10.5 million has been allocated to the tangible and intangible assets acquired based on their respective fair values on the acquisition date. Trustpoint's results of operations have been included in the consolidated financial statements from the date of acquisition. As a result of our acquisition of Trustpoint, we recorded goodwill and other intangible assets of approximately $10 million. These amounts will be amortized over a three to five year period.

   On September 12, 2000, we completed our acquisition of DRG Resources Group, Inc., a corporation based in Redwood City, California. DRG Resources Group, Inc. is an e-commerce security consulting company. In connection with this acquisition, we issued 397,595 of our common shares in exchange for all of the outstanding shares of DRG Resources Group, Inc. and we also assumed DRG Resources Group, Inc.'s outstanding stock options. The transaction was accounted for as a purchase and, accordingly, the total consideration of approximately $18.0 million has been allocated to the tangible and intangible assets acquired based on their respective fair values on the acquisition date. The results of operations of DRG Resources Group, Inc. have been included in the consolidated financial statements from the date of acquisition. As a result of our acquisition of DRG Resources Group, Inc., we recorded goodwill, deferred compensation expense, and other intangible assets of approximately $17.9 million. These amounts will be amortized over a period of eighteen months to five years.

   Our consolidated financial statements contained in this Form 10-K are reported in U.S. dollars and are presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The following discussion and analysis relates to our financial statements that have been prepared in accordance with U.S. GAAP.

Results of Operations

   Although we have experienced substantial growth in revenues in recent periods, we have incurred substantial operating losses since our inception and we expect to incur substantial operating losses for the foreseeable future. As of April 30, 2001, we had an accumulated deficit of approximately $95.0 million. We expect to incur additional losses for the foreseeable future, and we may never achieve profitability. We intend to invest in sales and marketing and the development and enhancement of our product and service offerings.

   The following table sets out, for the periods indicated, selected financial information from our consolidated financial statements as a percentage of revenue.

                                                            Year Ended
                                                            April 30,
                                                          -------------------
                                                          2001    2000   1999
                                                          ----    ----   ----
   Consolidated Statement of Operations Data:
     Revenues............................................  100 %   100 %  100 %
   Costs and expenses:
     Cost of hardware....................................    3       5      3
     Consulting and systems integration..................   36(1)   17     15
     Selling and marketing...............................   74      55    151
     Research and development............................   48      37     80
     Depreciation and amortization.......................   48      65    125
     General and administrative..........................   46(2)   59    106
     One time secondary offering costs...................    6      --     --
     Purchased in-process research and development.......   --       4     28
   Interest income (expense).............................   11      (3)    25
   Non-cash interest expense.............................    2      --     --

   Loss before income taxes.............................. (152)   (145)  (383)
   Income taxes..........................................    1       3     (2)
                                                          ----    ----   ----
   Net loss.............................................. (153)%  (148)% (381)%
                                                          ====    ====   ====

--------
Notes:

(1) Includes the amortization of deferred compensation expense in connection with the acquisition of DRG Resources Group, Inc. for fiscal 2001.

(2) Includes the percentage of non-cash expense related to the repricing of stock options under FASB Interpretation No. 44 for fiscal 2001.

Revenues

   We recognize software licensing revenue in accordance with all applicable accounting regulations including the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9.

   Following the requirements of SOP 97-2, we recognize license revenues when all of the following have occurred:

  .  we have signed a non-cancelable license agreement with the customer;

  .  delivery of the software product to the customer has occurred;

  . the amount of the fees to be paid by the customer are fixed or determinable; and

  .  collection of these fees is probable.

   If an acceptance period is contractually provided, license revenues are recognized upon the earlier of customer acceptance or the expiration of that period. In instances where delivery is electronic and all other criteria for revenue recognition has been achieved, the product is considered to have been delivered when the customer either takes possession of the software via a download or the access code to download the software from the Internet has been provided to the customer. Our software does not require significant production, customization or modification.

   SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post contract customer support, or PCS, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue. When arrangements require us to deliver specified additional upgrades the entire fee related to the arrangement is deferred until delivery of the specified upgrade has occurred, unless we have vendor-specific objective evidence of fair value for the upgrade. Fees related to contracts that require us to deliver unspecified additional products are deferred and recognized ratably over the contract term.

   Revenue from consulting and training services are recognized using the percentage-of-completion method for fixed fee development arrangements or as the services are provided for time-and-materials arrangements.

   The fair value of professional services, maintenance and support services have been determined using specific objective evidence of fair value based on the price charged when the elements are sold separately. Revenues for maintenance and support service are deferred and recognized ratably over the term of the support period. Revenues from professional services are recognized when the services are performed.

   Deferred revenues generally result from the following: deferred maintenance and support service, cash received for professional services not yet rendered and license revenues deferred relating to arrangements where we have received cash and are required to deliver either unspecified additional products or specified upgrades for which we do not have vendor-specific objective evidence of fair value.

   We operate in one reportable segment. We derive our revenues from a variety of sources that we generally classify as software licensing, consulting and systems integration, and hardware. We earn software licensing revenues from one-time base license fees or technology access fees, royalties, and annual maintenance and support fees. In addition, we earn revenues on a transaction basis through the sale of our authentication service offerings, which are primarily digital certificates. Some of our license agreements permit the licensee to sublicense without us receiving any revenue from the sub-licensees. Consulting and systems integration revenues are derived from the performance of contracted services for customers. Hardware revenues are derived from sales of products manufactured by third parties to our specifications and components procured from third parties and resold by us to our customers.

   We negotiate most of our customer contracts on a case-by-case basis. However, most of our contracts (other than our contracts for consulting and systems integration or hardware sales) include provisions for us to receive an up-front license fee and royalties. Our royalties for software licenses for mobile and wireless devices vary based on a number of factors, including the size of the contract and the nature of the contract, the customer, the device and the application.

   In June 2001, we converted our enabling technologies products primarily to subscription-based licenses. In addition, our trust services and enterprise application solutions product lines are accounted for under the subscription model. Subscription licenses provide our customers with rights to use our software for a specified period of time. Customers are entitled to use the license and receive certain customer support services over the license term. In addition, depending on the type of license, our customers have access to unspecified upgrades on an "if and when available" basis. We expect the average duration of the subscription licenses to be between one and two years. In addition, we expect a significant percent of customers to renew their licenses upon license expiration.

   The change from perpetual licenses to subscription licenses will impact our reported quarterly and annual revenues on a going-forward basis as subscription license revenue will be amortized over the term of the subscription license. In the past, the majority of our perpetual license revenues have been recognized in the quarter of product delivery. Therefore, a subscription license order will result in substantially less current-quarter revenue than an equal-sized order for a perpetual license. We expect to invoice our customers upfront for the full amount of a twelve-month subscription license period and collect the invoice within our standard payment terms. Although we expect that over the long term our cash flow from operations under the subscription license model will be equal to or greater than under the perpetual license model, in the near term we expect our cash flow from operations to decrease and deferred revenue to increase.

   The following table sets forth our revenues by category and by geography for the periods indicated:

                                                                Fiscal Year
                                                                   Ended
                                                                 April 30,
                                                               ----------------
                                                               2001  2000  1999
                                                               ----  ----  ----
   Software licensing......................................... 77.2% 76.9% 65.9%
   Consulting and systems integration......................... 18.7  16.5  24.0
   Hardware...................................................  4.1   6.6  10.1
                                                               ----  ----  ----
   Total revenue..............................................  100%  100%  100%
                                                               ====  ====  ====

   U.S. revenue............................................... 76.7% 91.1% 76.0%
   Canadian revenue........................................... 13.7   4.1  14.5
   International (non-Canadian/US) revenue....................  9.6   4.8   9.5
                                                               ----  ----  ----
   Total revenue..............................................  100%  100%  100%
                                                               ====  ====  ====

   Revenue for fiscal 2001 was $26.6 million, a 121% increase from $12.0 million in fiscal 2000. The increase was primarily attributable to increased software licensing, which grew to approximately $20.6 million in fiscal 2001, a 122% increase over $9.3 million in fiscal 2000. The increase in software licensing revenue was primarily a result of growing market awareness of our products and the increased use of wireless applications that require security. In addition, consulting and systems integration revenue was approximately $5.0 million for fiscal 2001, a 151% increase over $2.0 million for fiscal 2000. The increase in consulting and systems integration revenue is due to the increase in personnel providing these services and the increase in consulting services related to our development licenses and protocols. In fiscal 2001, our increase in consulting personnel occurred primarily as the result of our acquisition of DRG Resources Group, Inc., an eleven person professional consulting organization specializing in security for public-key infrastructure, in the second quarter of fiscal 2001. Hardware sales for fiscal 2001 grew 37% to $1.1 million compared to $0.8 million for fiscal 2000. Due to our change to the subscription licensing model, we expect revenue to decrease in fiscal 2002 compare to fiscal 2001.

   Revenue for fiscal 2000 was $12.0 million, a 200% increase from $4.0 million in fiscal 1999. The increase was primarily attributable to increased software licensing, which grew to approximately $9.3 million, a 247% increase over $2.7 million in fiscal 1999. The increase in software licensing revenue was primarily a result of growing market awareness of our products and, to a lesser extent, an expanded sales force. In addition, consulting and systems integration revenue grew 105% from fiscal 1999 to 2000, to $2.0 million from $1.0 million. We added resources in this area and focused our activities on larger scale projects, thereby contributing to the increase in revenue in fiscal 2000. Hardware sales grew 95% to $0.8 million for fiscal 2000, but decreased as a percentage of revenue to 7% compared to 10% in fiscal 1999.

   One of our customers accounted for approximately 23% of our revenue in fiscal 2001 while no customer accounted for 10% or more of our revenue in fiscal 2000 or 1999.

   For the fiscal year ended April 30, 2001, approximately 99% of our revenues were generated in U.S. dollars. In the same period, approximately 29% of our total operating expenses were incurred in currencies other than the U.S. dollar.

   We expect that a majority of our revenue will continue to be generated in U.S. dollars for the foreseeable future and that a significant percentage of our expenses, including labor costs as well as capital and operating expenditures, will continue to be denominated in Canadian dollars. If the Canadian dollar appreciates against the U.S. dollar, our results of operations could be materially adversely affected.

Costs and Expenses

   Our costs and expenses consist of cost of hardware, consulting and systems integration, selling and marketing, research and development, depreciation and amortization, general and administrative expenses, and non-recurring costs in connection with special events such as one-time secondary offering costs and purchased in-process research and development.

 Cost of Hardware

   Our cost of hardware consists primarily of the component cost of our hardware products manufactured by third parties to our specifications as well as the procured costs of third-party hardware technology.

   Cost of hardware increased 42% in fiscal 2001 to $0.8 million from $0.6 million the previous year. Cost of hardware sold increased 363% in fiscal 2000 compared to approximately $0.1 million in fiscal 1999. These increases in fiscal 2001 and 2000 were primarily due to higher hardware sales, and a shift in product mix with a greater proportion of hardware sales being generated by sales of higher cost third-party procured hardware.

 Consulting and Systems Integration

   Consulting and systems integration expenses consist primarily of costs related to consulting and systems integration activities. These expenses include salaries, travel and related expenses, and amortization of deferred compensation expense recorded in connection with the acquisition of DRG Resources Group, Inc.

   Consulting and systems integration expenses were $9.6 million for fiscal 2001, a 363% increase over $2.1 million for fiscal 2000. This increase was primarily a result of increasing the number of professional services providers in this group to keep up with growing customer and internal demands and the deferred compensation expense and other costs recorded in connection with the acquisition of DRG Resources Group, Inc.

   Consulting and systems integration expenses were $2.1 million for fiscal 2000, a 254% increase over $0.6 million for fiscal 1999. This was primarily a result of incurring the full year of expenses associated with our consulting and systems integration group acquired from Uptronics Incorporated, only five months of which were recorded in the previous year. In addition, we increased the number of engineers in this group in order to keep up with the growing demand from our customers in fiscal 2000.

 Selling and Marketing

   Selling and marketing expenses consist primarily of employee salaries and commissions, related travel, public relations and corporate communications costs, trade shows, marketing programs and market research.

   Selling and marketing expenses were $19.7 million for fiscal 2001 compared to $6.6 million for fiscal 2000, an increase of 198%. Selling and marketing expenses increased 8% in fiscal 2000 from $6.1 million in fiscal 1999. These increased expenses in fiscal 2001 were primarily due to an increase in personnel costs, marketing programs including branding, trade shows and Web-site upgrades, MobileTrust(TM) launch costs and VPN beta testing and launch costs.

 Research and Development

   Research and development expenses consist primarily of employee salaries, sponsorship of cryptographic research activities at various universities, participation in various cryptographic, wireless and e-business standards associations and related travel and other costs. We have capitalized certain costs associated with the filing of patent applications in various jurisdictions. These patent filings are in the areas of ECC, various mathematical computational methodologies, security protocols and other cryptographic inventions. Once granted, we amortize the individual patent cost over three years. We capitalize patents not yet granted at their cost less a provision for the possibility of the patent not being granted or abandoned.

   Our research and development expenses were $12.8 million for fiscal 2001 compared to $4.4 million for fiscal 2000, an increase of 189%. Research and development expenses for fiscal 2000 increased 37% relative to $3.2 million in fiscal 1999. These increases are the result of the addition of personnel and related costs necessary to support new product development in the PKI area in both fiscal 2001 and 2000 and the VPN area in fiscal 2001.

 Depreciation and Amortization

   Depreciation and amortization represent the allocation to income of the cost of fixed assets and intangibles including patents cost over their estimated useful lives.

   Depreciation and amortization increased 62% to $12.7 million for fiscal 2001 compared to $7.9 million for fiscal 2000. The primary reason for the increase was that our results for fiscal 2001 included full-year amortization expense related to our acquisition of Trustpoint, which occurred at the end of the third quarter of fiscal 2000, and partial year amortization expense related to our acquisition of DRG Resources Group, Inc., which occurred during the second quarter of fiscal 2001, while our results for fiscal 2000 included only partial year amortization expense related to our acquisition of TrustPoint.

   Depreciation and amortization increased to $7.9 million in fiscal 2000 compared to $5.1 million in fiscal 1999. The primary reason for the increase was that our results for fiscal 2000 included full-year amortization expenses related to our acquisitions of Consensus Development Corporation and Uptronics Incorporated in fiscal 1999 and partial year amortization expense related to our acquisition of TrustPoint in fiscal 2000, while our results for fiscal 1999 included only partial year amortization expenses related to our acquisitions of Consensus Development Corporation and Uptronics Incorporated.

 General and Administrative

   General and administrative expenses consist primarily of salaries and other personnel-related expenses for executive, financial, legal, information services and administrative functions, and amortization of stock compensation expense.

   In fiscal 2001, general and administrative expenses increased 72% to $12.2 million compared to $7.1 million in fiscal 2000. This increase is primarily due to the growth in personnel and office space in California, Nasdaq reporting requirements, information system enhancements, and amortization of stock compensation expense related to the repricing of stock options.

   General and administrative expenses increased 66% in fiscal 2000 to $7.1 million from $4.3 million for fiscal 1999. The primary reason for this increase was the increase in our infrastructure in California.

 One Time Secondary Offering Costs

   We have recognized certain non-recurring costs in connection with special events. In the third quarter of fiscal 2001, we incurred $1.7 million in one-time costs in connection with our unsuccessful efforts toward a secondary offering.

 Purchased In-process Research and Development

   In fiscal 2000, $0.5 million of purchased in-process research and development costs were recorded in connection with the acquisition of Trustpoint. We used third-party appraisers' estimates to determine the value of in-process projects under development for which technological feasibility had not been established. The total value of these projects at the time of the acquisition was determined to be approximately $0.5 million. The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products, estimating the net cash flows which we believed would result from the products and discounting these net cash flows back to their present value. Management estimated that the purchased in-process technology that represented $0.5 million of purchase consideration had not yet reached technological feasibility and had no future alternative use. Accordingly, $0.5 million was immediately expensed upon consummation of the acquisition.

   In fiscal 1999, $1.2 million of purchased in-process research and development costs were recorded in connection with the acquisition of Consensus Development Corporation. We used third-party appraisers' estimates to determine the value of in-process projects under development for which technological feasibility had not been established. The total value of these projects at the time of the acquisition was determined to be approximately $1.2 million and was expensed in the year ended April 30, 1999. The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products, estimating the net cash flows we believed would result from the products and discounting these net cash flows back to their present value. The products were substantially completed during fiscal 2000. However, if they are not successfully completed, there could be a negative impact on our operating results.

Interest and Other Income (Expense)

   In fiscal 2001, interest income was $2.4 million compared to interest expense $0.4 million in fiscal 2000. This increase resulted from an increase in the amount of cash and marketable securities invested in fiscal 2001, as well as currency adjustments, primarily Canadian dollars to U.S. dollars. This increase is net of the one-time, non-cash interest expense of $0.4 million related to the warrant issued to Sand Hill Capital II, LP, Sand Hill, which is included in our results for fiscal 2001. As of the end of fiscal year 2000, we had borrowed $10,000,000 from Sand Hill. In connection with this financing, we issued a warrant which entitles Sand Hill to purchase 30,000 of our common shares at an exercise price of Cdn$38.13 per share (U.S.$24.82 based on the exchange rate on April 30, 2001) until April 27, 2005. The warrant was valued at $423,000 at the time of issuance based on the Black-Scholes option valuation model. The value of the warrant was charged to interest expense in the first quarter of fiscal 2001 as the note payable was paid off with proceeds from our public offering in May 2000.

   In fiscal 2000, interest expense was $0.4 million compared to interest income of $1.0 million for fiscal 1999. This decrease resulted from a reduction in the amount of marketable securities invested during the year as funds were applied to meet our cash requirements. This decrease also consists of currency adjustments, primarily Canadian to U.S. dollars.

Income Taxes

   We pay taxes in accordance with U.S. federal, state and local tax laws and Canadian federal, provincial and municipal tax laws. Income tax was $0.14 million in fiscal 2001 compared to $0.33 million in fiscal 2000. In fiscal 1999, we have a tax recovery of $0.09 million, which arose due to the receipt of Scientific Research and Experimental Development Tax Credits in Canada. We do not expect to pay significant corporate income taxes in both Canada and the United States in the foreseeable future because we have significant tax credits and net operating loss carryforwards for Canadian, U.S. federal and U.S. state income tax purposes.

Net Loss

   We have incurred significant annual and quarterly net losses and losses from our operations since our inception, and we expect to incur significant net losses and losses from operations for the next fiscal year. Furthermore, given the rapidly evolving nature of our business and fluctuations in the timing of our sales, our operating results are difficult to forecast and, accordingly, our historical financial results may not be meaningful assessments of our future business operations or prospects.

   Our net loss increased 128% in fiscal 2001 to $40.7 million ($1.54 per share basic and diluted) compared to $17.9 million ($0.80 per share basic and diluted) in the previous fiscal year. The loss before interest income, depreciation and amortization, deferred compensation amortization, and taxes amounted to $26.5 million in fiscal 2001, a 184% increase over $9.3 million for fiscal 2000.

   Our net loss increased 16% in fiscal 2000 to $17.9 million ($0.80 per share basic and diluted) compared to $15.4 million ($0.73 per share basic and diluted) in the previous fiscal year. This increase was predominately attributable to the amortization of acquisition-related intangibles. The loss before interest income, depreciation and amortization, and taxes amounted to $9.3 million in fiscal 2000, an 18% decrease over $11.4 million for fiscal 1999.

Financial Condition, Liquidity and Capital Resources

   In May 2000, we completed a public offering of 2,500,000 common shares at a per share price of U.S.$23.15 in the United States and Canada for an aggregate offering price of approximately U.S.$57.9 million. Our net proceeds from the offering were approximately $51.5 million after deducting underwriting discounts and commissions and offering expenses. On April 27, 2000, we borrowed $10 million from Sand Hill, at the prime rate of interest plus 3%. As partial consideration for making advances to us under this credit facility, we granted Sand Hill a warrant to purchase up to 30,000 of our common shares at an exercise price of Cdn. $38.13 per share (U.S. $24.82 based on the exchange rate on April 30, 2001) until April 27, 2005. We repaid the loan and interest on May 5, 2000, using a portion of the proceeds received from our public offering, and terminated this facility.

   In March 2001, we issued 4,000,000 of our common shares in Canada and the United States at a per share price of Cdn.$12.50 (approximately U.S.$8.14 based on the exchange rate on April 30, 2001). The common shares have not been registered under the United States Securities Act of 1933, as amended. The gross proceeds of this offering were Cdn.$50.0 million (approximately U.S.$32.5 million based on the exchange rate on April 30, 2001). After deducting underwriting discounts and commissions and offering expenses, the net proceeds of this offering were Cdn.$47.2 million (approximately U.S.$30.8 million based on the exchange rate on April 30, 2001). Total cash and available-for-sale marketable securities increased $41.2 million in fiscal 2001. Our cash and cash equivalents and marketable securities at April 30, 2001 were $54.3 million, including $2.5 million of restricted cash.

   In fiscal 2001, net cash used in operating activities was $16.0 million. Net cash used in operating activities was primarily due to our net loss of $40.7 million, which included total non-cash charges of $16.9 million. The non-cash charges included $9.4 million of amortization of acquired intangibles, $3.8 million of stock compensation expense, $3.3 million of depreciation and amortization, and $0.4 million of non-cash interest expense. The cash operating loss of $23.8 million was offset by changes in non-cash working capital items of $7.7 million. These consisted primarily of the following items that provided cash: $8.3 million accounts payable, $1.0 million accrued liabilities and $1.3 million deferred revenue and was offset by the following items that used cash: $1.9 million accounts receivable and unbilled receivables and $0.7 million prepaid and other current assets.

   In fiscal year 2001, net cash used by investing activities was $66.4 million. Net cash used in investing activities was primarily due to our capital expenditures for property, equipment and patents and net purchase $49.8 million of marketable securities, available for sale. The net cash used for purchase of property, equipment and patents in fiscal 2001 was approximately $16.7 million.

   In fiscal year 2001, net cash provided by financing activities was $73.7 million. Net cash provided by financing activities was primarily due to our issuances of common shares. In May 2000, we received net cash proceeds of approximately $51.5 million from our public offering in the United States and Canada. In March 2001, we received net cash proceeds of approximately Cdn.$47.2 million (approximately U.S.$30.8 million based on the exchange rate on April 30, 2001) from our public offering in Canada and related private placement in the United States.

   We lease premises totaling approximately 111,000 square feet in Hayward, California. These leases expire on July 31, 2007. Through April 30, 2001 we have capitalized leasehold improvements and related construction costs totaling approximately $7.7 million for our Hayward facilities. In addition, we anticipate incurring approximately an additional $3.6 million subsequent to April 30, 2001 to complete the build-out of our Hayward facilities. We intend to sublease approximately 43,000 square feet of our Hayward facility in second quarter of fiscal 2002, although there can be no assurance that we will be able to do so or at rates equal to our obligations under the lease. We also have a lease for approximately 30,300 square feet of office space in Mississauga, Ontario, which expires on December 25, 2009. Currently, our Canadian offices occupy this space. We recently signed a ten-year lease for approximately 130,000 square feet located at 1980 Matheson Boulevard East, Mississauga, Ontario. At this time, the facility is being constructed at our expense and we are obligated to pay approximately $7.8 million of which approximately $7.4 million will be paid subsequent to April 30, 2001 to complete the build-out of the facility. If the landlord intends to sell the leased premises, we have a right of first refusal with respect of any sale of this property on terms to be negotiated. In the fall of 2001, we intend to relocate our Canadian operations from their current location to this new facility and to sublease our current Canadian office space and approximately 40,000 square feet space of new site, although there is no assurance that we will be able to do so or at rates equal to our current obligations under the lease. The annual rental fee for the new site varies between approximately Cdn.$10.85 to Cdn.$13.05 per square foot (U.S.$7.06 to U.S.$8.50 per square foot based on the exchange rate on April 30, 2001) over the life of the lease. We began paying rent on this lease in May 2001. We also have a lease for approximately 6,000 square feet in Herndon, Virginia that expires on October 5, 2007, and we occasionally execute month-to-month leases for short-term office space. The total annual base rent for all facilities is approximately $3.1 million.

   In June 2001, we converted our enabling technologies products primarily to subscription-based licenses. In addition, our trust services and enterprise application software product lines are accounted for under the subscription model. Subscription licenses provide our customers with rights to use our software for a specified period of time. Customers are entitled to use the license and receive certain customer support services over the license term. In addition, depending on the type of license, our customers have access to unspecified upgrades on an "if and when available" basis. We expect the average duration of the subscription licenses to be between one and two years. In addition, we expect a significant percent of customers to renew their licenses upon license expiration.

   The change from perpetual licenses to subscription licenses will impact our reported quarterly and annual revenues on a go-forward basis, as subscription license revenue will be amortized over the term of the subscription license. In the past, the majority of our perpetual license revenues have been recognized in the quarter of product delivery. Therefore, a subscription license order will result in substantially less current-quarter revenue than an equal-sized order for a perpetual license. We expect to invoice our customers upfront for the full amount of a twelve-month subscription license period and collect the invoice within our standard payment terms. Although we expect cash flow that over the long term our from operations under the subscription license model will be equal to or greater than under the perpetual license model, in the near term we expect our cash flow from operations to decrease and deferred revenue to increase.

   In June 2001, we announced a restructuring of our business, which included a reduction in work force of approximately 30% as well as other steps to reduce expenses. In connection with the restructuring, we recognized charge of approximately $2.2 million for workforce reduction, non-cash charge of approximately $7.9 million for excess facilities relating primarily to lease terminations and non-cancelable lease costs under the assumption that we will not be able to sublease our excess facilities, non-cash charge of approximately $3.7 million for disposed property and equipment, and non-cash charge of $9.3 million related to the impairment of goodwill and purchased intangible assets. If we find that our restructuring announced in June did not sufficiently decreases the growth of our expenses, we may find it necessary to implement further streamlining of our expenses, to perform another reduction in our headcount or to undertake another restructuring of our business.

   In fiscal 2001 we began a company-wide Oracle Enterprise Resource Planning, or ERP, system implementation. Through April 30, 2001, we have incurred costs related to the implementation of this system totaling approximately $2.7 million. We anticipate incurring approximately $300,000 in additional costs subsequent to April 30, 2001 to complete the implementation.

   Our future capital requirements will be substantial and will depend on, and could increase as a result of, many factors, including: costs associated with facility expansion and construction; new products, such as our MobileTrust(TM) CA service and our movianVPN client software business; our research and development programs; acquisitions of companies; purchases of technology from third parties; the time and costs involved in obtaining regulatory approvals; costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; our success in entering into collaborative relationships; and administrative and legal expenses.

   We believe our current cash and cash equivalents and marketable securities position will be sufficient to meet our liquidity needs for the near term. In the future, we may need to raise additional funds through public or private financing, strategic partnership, as well as collaborative relationships, borrowings and other available sources. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If we raise funds by issuing additional equity securities, the percentage of our stock owned by our then current shareholders will be reduced. If adequate funds are not available, we may be required to significantly curtail one or more of our research and development programs or commercialization efforts or to obtain funds through arrangements with collaborative partners or others on less favorable terms.

Recent Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001 for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interest method is no longer permitted. In July 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be periodically reviewed for impairment. SFAS No. 142 must be adopted starting with fiscal years beginning after December 15, 2001. The impact of adopting SFAS 141 and SFAS 142 has not been determined.

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B (SAB 101B), "Second Amendment:
Revenue Recognition in Financial Statements", which extends the effective date of SAB 101 to the fourth fiscal quarter of fiscal years commencing after December 15, 1999. During the fourth quarter of fiscal 2001, the company adopted SAB 101. The adoption of SAB101 did not have a material effect on the company's consolidated financial position or results of operations.

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires us to measure all derivatives at fair value and to recognize them on the balance sheet as an asset or liability, depending on our rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. We will adopt SFAS No. 133 no later than the first quarter of fiscal 2002. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of FASB Statement No. 133. SFAS No. 138 amends SFAS No. 133 to permit use of central treasury offsetting of net exposures of intercompany derivatives for foreign currency cash flow hedges. SFAS 138 must be adopted concurrently with SFAS 133.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

   Currency fluctuations may materially adversely affect us. In fiscal 2000, approximately 33% of our total operating expenses were paid in currencies other than the U.S. dollars. In fiscal 2001, approximately 29% of our total operating expenses were paid in currencies other than the U.S. dollar. Fluctuations in the exchange rate between the U.S. dollar and such other currencies may have a material adverse effect on our business, financial condition and operating results. In particular, we may be materially adversely affected by a significant strengthening of the Canadian dollar against the U.S. dollar.

   We currently do not use financial instruments to hedge operating expense in foreign currencies. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

Interest Rate Risk

   We hold a significant portion of our cash in interest-bearing instruments and are exposed to the risk of changing interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We place our investment with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

   All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalent. All investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. We believe that the immediate 100 basis point move in interest rates would not materially affect the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalent and short-term investments in a variety of securities, including commercial paper, medium-term notes, and corporate bonds. As of April 30, 2001, our interest rate risk was further limited by the fact that approximately 99% of our investments mature in less than one year. We do not use any derivative instruments to reduce our exposure to interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data

   The response to this item is submitted as a separate section of this Form 10-K. See Part IV, Item 14 of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Company

   The following table sets forth, as of April 30, 2001 (except as noted below), the names, ages and positions of our directors and executive officers:

   Name                       Age Position with Certicom
   ----                       --- ----------------------
   Richard P. Dalmazzi.......  46 President, Chief Executive Officer and
                                   Director

   Scott A. Vanstone.........  53 Founder, Chief Cryptographer and Director

   Richard M. Depew..........  40 Executive Vice President, Field Operations

   Richard D. Brounstein(3)..  51 Senior Vice President, Finance, Chief
                                   Financial Officer and Secretary

   Gregory M. Capitolo(4)....  37 Vice President, Finance, Chief Financial
                                   Officer and Secretary

   Dennis J. Charlebois......  47 Senior Vice President, Corporate Development

   Robert L. Williams........  44 Senior Vice President, Product Development

   Timothy M. Dierks.........  32 Chief Technology Officer

   Bernard W. Crotty(1)(2)...  39 Director

   William T. Dodds(1)(2)....  53 Director

   Louis E. Ryan(1)..........  46 Director

   William J. Stewart(2).....  40 Director

   Robert P. Wierderhold.....  41 Director

--------
Notes:

(1) Member of the Audit Committee

(2) Member of the Compensation Committee as of May 2001

(3) Richard D. Brounstein retired as our Senior Vice President Finance and Administration, Chief Financial Officer and Secretary in June 2001.

(4) Gregory M. Capitolo was appointed as Vice President Finance, Chief Financial Officer and Secretary in June 2001.

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

   Richard P. Dalmazzi was appointed as our President, Chief Executive Officer and Director in November, 1999. From September 1998 to November 1999, Mr. Dalmazzi served as our President. From July 1997 to September 1998, he was our Executive Vice President of Sales and Marketing. From October 1995 to December 1996, he was Senior Vice President of Digital Arts and Sciences Corporation, a developer of an image database engine for the Internet. From February 1995 to September 1995, he was President and COO of Strategic Communications Corp., a developer of a wireless data communications service for the financial services industry. From August 1992 to January 1995, he was Vice President and General Manager, OEM Division of Geoworks Corporation, a developer of embedded operating systems for the Internet appliance market. From September 1978 to August 1992, Mr. Dalmazzi held various positions with IBM.

   Scott A. Vanstone, Ph.D., co-founded us in March 1985 and was appointed our Chief Cryptographer in January 1995. Dr. Vanstone is also a professor of Mathematics at St. Jerome's University and the University of Waterloo, an Executive Director of the Centre for Applied Cryptographic Research, the holder of the

NSERC/Pitney Bowes Industrial Research Chair in Cryptography at the University of Waterloo, and a Fellow, Royal Society of Canada, Academy of Sciences.

   Richard M. Depew was appointed our Executive Vice President, Field Operations in February 2000. From August 1999 to February 2000, Mr. Depew served as our Vice President, Worldwide Sales. From July 1998 to August 1999, Mr. Depew served as our Vice President, International Business Development. Prior to joining Certicom, Mr. Depew was Vice President of Sales and Marketing at Litronic, Inc. from December 1995 to July 1998. Prior to this, Mr. Depew was Chief Executive Officer of LION Software, Inc.

   Richard D. Brounstein, who announced his retirement in June 2001, was appointed our Senior Vice President, Finance, Chief Financial Officer and Secretary in February 2000. Mr. Brounstein will remain an employee of Certicom until August 2001. Prior to joining Certicom, Mr. Brounstein served as Vice President Finance and Chief Financial Officer of VidaMed, Inc. from May 1997 to January 2000. From August 1989 to February 1997, Mr. Brounstein served as Vice President Finance & Administration and Chief Financial Officer of MedaSonics Inc.

   Gregory M. Capitolo was appointed our Vice President, Finance and Chief Financial Officer and Secretary in June 2001. He joined Certicom as Vice President, Finance in May 2001. Before joining Certicom, Mr. Capitolo served as Vice President of Finance for Clustra Systems, Inc. from October 2000 to May 2001. From March 1998 to September 2000, Mr. Capitolo was the Director of Finance with Wind River Systems, Inc. From November 1994 through March 1998, Mr. Capitolo served in various senior financial positions at Identx Inc. most recently as Vice President of Finance.

   Dr. Dennis J. Charlebois was appointed our Senior Vice President, Corporate Development in October 2000. Prior to joining Certicom, Dr. Charlebois served as President of DRS Technologies Data Systems Group from November 1998 to October 2000. From June 1998 to November 1998, Dr. Charlebois served as Senior Vice President of Corporate Development of Pittway Corporation. From March 1995 to June 1998, Dr. Charlebois served as President of Xetron, Inc.

   Robert L. Williams joined the Company in November 1999 and was appointed our Senior Vice President, Product Development in February 2000. From January 1999 to November 1999, he served as interim President of Nexsys-Commtech Inc. Mr. Williams served as Vice President of Operations for Mobile Computing Corporation from September 1990 to December 1998.

   Timothy M. Dierks was appointed our Chief Technology Officer in November, 1999. From October 1998 through November 1999, he served as our Vice President of Engineering. From July, 1998 to October 1998, Mr. Dierks served as our Vice President of Product Architecture. Prior to joining us, Mr. Dierks served as Vice President of Consensus Development Corporation from January 1996 to July 1998. Mr. Dierks filled several technical and management roles from November 1991 to January 1996 with Apple Computer Inc.

   Bernard W. Crotty has been a member of our Board of Directors since October 1996. Mr. Crotty has been a Principal at Crotty & Company since April 2000. Mr. Crotty was Counsel with Gibson, Dunn & Crutcher LLP, in Los Angeles from April 1998 to March 2000. From February 1994 to April 1998, he was a partner with McCarthy Tetrault, Barristers & Solicitors in Toronto, Ontario.

   William T. Dodds has been a member of our Board of Directors since February, 1997. Mr. Dodds is Vice President of The Woodbridge Co. Limited. From September 1996 to the present, Mr. Dodds has been a member of the board of directors of Axxent Inc., a company listed on the Toronto Stock Exchange since November 1999.

   Louis E. Ryan has been a member of our Board of Directors since October 1996. Mr. Ryan is the President of Clicknet Software Inc. From July 1996 to January 1997, Mr. Ryan was the President of CKS New Media Inc. Previously, Mr. Ryan was the Executive Vice President of Worldwide Sales and a co-founder of Delrina Corporation, now a division of Symantec Corporation.

   William J. Stewart has been a member of our Board of Directors since October 1996. Mr. Stewart served as President of Asia Pacific Ventures Technology Partners since 1989. He has been a General Partner of Asia Pacific Ventures since 1994.

   Robert P. Wierderhold has been a member of our Board of Directors since February 2001. Mr. Wierderhold has been the President and Chief Executive Officer and a director of Tality Corporation, a provider of product development outsourcing, since 1998. From 1996 to 1998, Mr. Wierderhold was Vice President of Cadence Corporation. Previously, Mr. Wierderhold was Chief Operation Officer and a director of HLD Systems.

Item 11. Executive Compensation

   The following table sets forth, for the fiscal year ended April 30, 2001, all compensation of the Chief Executive Officer and each of our four other most highly compensated executive officers who earned more than $100,000 in fiscal 2001 and were serving as executive officers as of April 30, 2001. Collectively, all such current executive officers and former executive officer are referred to in this Form 10-K as the Named Executive Officers.

                          Summary Compensation Table

                                                                    Long-Term
                                    Annual Compensation(1)         Compensation
                            -------------------------------------- ------------
                                             Bonus/   Other Annual  Securities
    Name and Principal      Fiscal Salary  Commission Compensation  Underlying
         Position            Year    ($)      ($)         ($)      Options (#)
    ------------------      ------ ------- ---------- ------------ ------------
Richard P. Dalmazzi(2)....   2001  303,001      --       6,000       200,000
 President and Chief
  Executive Officer          2000  217,920   68,532      6,000       260,000
                             1999  180,000   70,000      8,880       120,000

Richard M. Depew..........   2001  195,000  147,374      6,000       100,000
 Executive Vice President,
  Field Operations           2000  135,000  121,111      6,000       160,000
                             1999   99,141   31,157      4,500        40,000

Timothy M. Dierks.........   2001  175,000   49,875        --         25,000
 Chief Technology Officer    2000  142,500   46,948        --         40,000
                             1999   95,192    2,500        --         60,000

Richard D. Brounstein(3)..   2001  220,000    4,080        --         80,000
 Retired Senior Vice
  President Finance, Chief   2000   41,170      --         --        220,000
  Financial Officer and
  Secretary                  1999      --       --         --            --

Scott A. Vanstone.........   2001  187,233      --       6,351       100,000
 Chief Cryptographer         2000  124,519      --       6,532       100,000
                             1999  109,589      --       5,403       120,000

--------
Notes:

(1) The aggregate compensation paid by us to all of our directors and executive officers (15 persons) for the fiscal year ended April 30, 2001 was $1,828,588.

(2) Richard P. Dalmazzi was appointed our President, Chief Executive Officer and Director on November 30, 1999.

(3) Richard D. Brounstein retired as our Senior Vice President Finance and Administration, Chief Financial Officer and Secretary in June 2001.

Option Grants During the Fiscal Year Ended April 30, 2001

   The following table sets forth information concerning options that were granted to each of the Named Executive Officers during the fiscal year ended April 30, 2001.

                                                                              Potential
                                                                         Realizable Value of
                                      % of Total                         Assumed Annual Rate
                                       Options    Exercise                 of Stock Price
                         Securities   Granted to   or Base                Appreciation for
                           Under     Employees in   Price                 Option Term(2)(3)
                          Options       Fiscal    ($/Common  Expiration  -------------------
          Name           Granted (#)   Year(1)    Share)(2)     Date      5%($)     10%($)
          ----           ----------  ------------ --------- ------------ -------- ----------
Richard P. Dalmazzi.....  200,000        8.21%      14.25   May 31, 2005 $787,402 $1,739,954
Richard M. Depew........  100,000        4.11%      14.25   May 31, 2005 $393,701 $  869,977
Timothy M. Dierks.......   25,000        1.03%      14.25   May 31, 2005 $ 98,425 $  217,494
Richard D. Brounstein...   80,000        3.28%      14.25   May 31, 2005 $314,961 $  695,981
Scott A. Vanstone.......  100,000        4.11%      14.21   May 31, 2005 $392,628 $  867,606

--------
Notes:

(1) Based on options to acquire a total of 2,435,501 common shares granted to our employees, directors and consultants during fiscal 2001.

(2) The stock price and the option exercise price for shares with original prices determined in Cdn.$ are based on our 2001 fiscal year average exchange rate, U.S.$0.6616 per Cdn.$1.00.

(3) The potential realizable value is calculated based on the term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent our prediction of our stock price performance. There is no assurance provided to any executive officer or any other holder of our securities that the actual stock price appreciation over the option term will be at the assumed 5% or 10% annual rates of compounded stock price appreciation or at any other defined level. Unless the market price of the common shares appreciates over the option term, no value will be realized from the option grants made to the executive officers. The potential realizable value at 5% and 10% appreciation is calculated by assuming that the exercise price on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

Aggregated Option Exercises During the Fiscal Year Ended April 30, 2001 and Fiscal Year-End Option Values

   The following table sets forth information concerning the exercise of options during the fiscal year ended April 30, 2001 by each of the Named Executive Officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis.

                          Number                  Number of Shares        Value of Unexercised
                         of Shares             Underlying Unexercised     In-The-Money Options
                         Acquired    Value    Options at April 30, 2001  at April 30, 2001($)(2)
                            on      Realized  ------------------------- -------------------------
          Name           Exercise   ($) (1)   Exercisable Unexercisable Exercisable Unexercisable
          ----           --------- ---------- ----------- ------------- ----------- -------------
Richard P. Dalmazzi.....  50,000   $1,162,828   314,583      445,417    $1,355,058    $665,905
Richard M. Depew........  30,000   $  886,346    60,000      210,000    $  195,512    $337,756
Timothy M. Dierks(3)....     --    $      --    301,867       70,833    $2,826,131    $308,972
Richard D. Brounstein...     --    $      --     64,167      235,833    $      --     $    --
Scott A. Vanstone.......  30,000   $1,031,765   256,085      206,509    $1,513,990    $664,523

--------
Notes:

(1) Based upon the market price of the purchased shares on the exercise date less the option exercise price payable for such shares. The exchange rate is based on our 2001 fiscal year average exchange rate of U.S.$0.6616 per Cdn.$1.00.

(2) Based upon the market price of Cdn.$15.60 per share, which was the U.S.$10.16 equivalent of the closing price of our common shares on The Toronto Stock Exchange on the last trading day of our 2001 fiscal year, less the option exercise price payable per share. The exchange rate is based on the exchange rate at April 30, 2001 of U.S.$0.6510 per Cdn. $1.00.

(3) Includes options that are exercisable with respect to 247,700 shares on April 30, 2001 that were assumed in connection with the acquisition of Consensus Development Corporation in July 1998.

Employment Contracts

   Richard P. Dalmazzi performs his duties as our President and Chief Executive Officer in our Hayward, California office pursuant to an Employment Contract made as of November 30, 1999. This agreement terminates on April 30, 2001, but is automatically renewable for successive periods of one year following April 30 in each year starting in 2001 unless either party has given at least 180 days' written notice to the other that such agreement is to terminate at the end of the term in question. On April 30, 2001 the agreement was automatically renewed until April 30, 2002. In the event that Mr. Dalmazzi's employment is terminated by us, other than for cause, Mr. Dalmazzi is entitled to be paid the amount of his salary for the unexpired term of the agreement. In the event there is a change of control and Mr. Dalmazzi's employment is terminated without cause, or Mr. Dalmazzi voluntarily terminates his employment with good reason, then all of Mr. Dalmazzi's options and other rights to acquire securities shall vest immediately.

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

   Until June 2001, when Mr. Brounstein announced his retirement, Richard D. Brounstein performed his duties as our Senior Vice President Finance, Chief Financial Officer and Secretary in our Hayward, California office pursuant to an employment contract as of February 7, 2000. This agreement is for no fixed term, but is terminable at the option of either party at any time. In the event that Mr. Brounstein's contract is terminated by us, other than for cause, or Mr. Brounstein voluntarily terminates his employment with good reason after a change of control of our Company, Mr. Brounstein is entitled
(i) to be paid nine months' salary; (ii) to receive nine months acceleration of vesting of all unvested stock options; (iii) to receive nine months' continued health insurance benefits; and (iv) to receive up to $10,000 in outplacement services. In the event there is a change of control of our Company and Mr. Brounstein's employment is terminated without cause, or Mr. Brounstein voluntarily terminates his employment with good reason, then 50% of Mr. Brounstein's options and other rights to acquire securities shall vest immediately. In June 2001, Mr. Brounstein announced his retirement.

Compensation of Directors

   Effective October 1, 2000, each of our directors who is not one of our full-time employees or one of our affiliates or a nominee of a shareholder who has requested and received a right to representation on our board of directors and who has not previously received remuneration, is remunerated (exclusive of, and in addition to payments on account of traveling and other out-of-pocket expenses) at the rate of $1,500 for each meeting of the board of directors attended in person. In addition, each director so entitled to receive remuneration is granted options vesting so as to permit the purchase of 25,000 common shares each year having a per share exercise price based on the closing market price on the last trading day prior to the date the option was granted. Directors so entitled to receive remuneration serve on committees of the board of directors, as required, with no additional compensation. Prior to October 1, 2000, the amount of remuneration paid on an annual basis to each director eligible for remuneration pursuant to the same criteria was $10,000 per annum plus $1,000 for each meeting of the board of directors attended; 20,000 options per year; and an additional 10,000 options or $2,500 for each committee of which the director was a member.

Employee Benefit Plans

   We have four stock option plans and one stock purchase plan pursuant to which our common shares may be issued. As of April 30, 2001, options including assumed options in connection with acquisitions to acquire 7,382,041 common shares at an average exercise price of $14.20 per share were outstanding.

 Original Plan

   Pursuant to our original stock option plan, or the original plan, we granted options to purchase our common shares to our directors and employees and other approved persons. These options have a term of five years and vest for the purpose of exercise at a rate of 33% during each twelve-month period following the first anniversary from the date of the grant of the option. These options become immediately exercisable in the event that any person acquires 90% of the common shares and may also be exercised for specified periods following the termination of employment or death of an option holder. The exercise price for these options was determined by a committee of our board of directors. The following table sets forth, as of April 30, 2001, certain information with respect to options outstanding under the original plan and the exercise prices related thereto:

                                                                   Average
                                                   Number of   Exercise Price
                                                 Common Shares       Per
                       Group                     Under Option  Common Share(1)
                       -----                     ------------- ---------------
   Executive Officers (1 person)................     58,552         $4.19
   Directors (excluding those who are also
    Executive Officers) (5 person)..............     63,052         $5.42
   Employees and Others (16 persons)............     27,998         $5.59
                                                    -------
     Total......................................    149,602
                                                    =======

--------
Note:

(1) The option exercise price is based on our 2001 fiscal year average exchange rate, U.S.$ 0.6616 per Cdn.$1.00.

 The 1997 Plan

   On June 17, 1997, we adopted our 1997 stock option plan, or the 1997 plan, pursuant to which we may grant options to purchase our common shares to our directors and employees or other approved persons. On October 19, 2000, our shareholders approved an amendment increasing the number of shares available under the 1997 plan. As a result, the total number of common shares reserved for issuance under the 1997 plan may not exceed 8,000,000. Pursuant to the 1997 plan, the following additional restrictions apply to the 1997 plan and all other plans or stock option agreements to which we are a party:

  . no person shall be issued, within any one-year period, a number of common shares which exceeds 5% of our outstanding common shares; and

  . the number of common shares reserved for issuance pursuant to options to any one person shall not exceed 5% of our outstanding common shares.

   The 1997 plan is administered by a committee appointed by our board of directors. Subject to the discretion of the board or an option committee, options granted under the 1997 plan have a term of 5 years from the date of grant and vest at a rate of 25% one year after the date of the grant of the option, and at a rate of 2.0833% each month after such initial one-year period. Options may become immediately exercisable in the discretion of the board in the event of a take-over bid, merger, amalgamation or other reorganization and may also be exercised for specified periods following the termination or death of the option holder. No options may be exercisable for more than 10 years after the date of grant. The exercise price for the options is determined on the basis of the closing price of the common shares on the Toronto Stock Exchange on the trading date immediately preceding the date of the grant of the option. The following table sets forth, as of April 30, 2001, the options outstanding under the 1997 plan and the exercise prices related thereto:

                                                                   Average
                                                   Number of   Exercise Price
                                                 Common Shares       Per
                       Group                     Under Option  Common Share(1)
                       -----                     ------------- ---------------
   Executive Officers (7 person)................   1,707,542       $11.97
   Directors (excluding those who are also
    Executive Officers) (5 person)..............     858,512       $ 6.35
   Employees and Others (291 persons)...........   2,638,817       $17.51
                                                   ---------
     Total......................................   5,204,871
                                                   =========

--------
Note:

(1) The option exercise price is based on our 2001 fiscal year average exchange rate, U.S.$0.6616 per Cdn.$1.00.

 The 2000 United States Stock Plan

   On April 27, 2000, we adopted our 2000 U.S. stock plan, or the 2000 stock plan, pursuant to which we may grant options to purchase our common shares, or rights to purchase common shares, to our directors, officers and employees, or any of our subsidiaries, and other persons resident in the United States. The total number of common shares available for issuance under the 2000 stock plan is 3,000,000.

   Except as otherwise determined by our board of directors, or an option committee of our board of directors, options granted under the 2000 stock plan will have a term of five years from the date of grant and vest at a rate of 25% one year after the date of the grant of option, and at a rate of 2.0833% each month after such initial one-year period. Options may become immediately exercisable in the discretion of our board of directors in the event of a take-over bid, merger, amalgamation or other reorganization and may also be exercised for specified periods following the termination or death of the option holder. No option may be exercisable more than 10 years after the date of its grant. The exercise price for the options under the 2000 stock plan is determined on the basis of the closing price of our common shares on The Nasdaq National Market on the trading date immediately preceding the date of the grant of the option.

   The following restrictions apply to options granted under the 2000 stock plan:

  . no person shall be issued, within any one-year period, a number of common shares under all of our plans which exceeds 5% of our outstanding common shares; and

  . the number of common shares reserved for issuance pursuant to options granted under all of our plans to any one person, shall not exceed 5% of our outstanding common shares.

   The stock purchase rights which may be granted under the 2000 stock plan permit the person receiving the right to acquire our common shares on terms imposed by our board of directors or a committee of our board of directors.

                                                  Number of   Average Exercise
                                                Common Shares    Price Per
                      Group                     Under Option    Common Share
                      -----                     ------------- ----------------
   Executive Officers (5 person)...............     430,000        $14.25
   Directors (excluding those who are also
    Executive Officers) (3 person).............      85,000        $14.25
   Employees and Others (208 persons)..........     990,810        $19.69
                                                  ---------
     Total.....................................   1,505,810
                                                  =========

 2000 Directors' Incentive Plan

   On October 19, 2000, our shareholders adopted our 2000 directors' incentive plan. The directors' incentive plan permits us to issue our common shares and options to acquire our common shares to members of our board of directors who are not also employed by us on a full-time basis. Up to 500,000 common shares may be issued under the directors' incentive plan.

   The directors' incentive plan is administered by our board of directors. Subject to the discretion of the board, options granted under the plan:

  .  will have a term of 10 years;

  . will have an exercise price based on the fair market value per common share. The fair market value generally will be the closing price of our common shares on The Nasdaq National Market on the trading day immediately preceding the date on which the option is granted;

  . can only be exercised while a person remains a director or within one year after he or she ceases to be a director: and

  . will vest at a rate of 25% one year after the date of grant and at a rate of 2.083333% each month after the first anniversary of the date of grant. However, the option will become fully vested if:

    .  there is a sale of all or substantially all of our assets;

    . we merge or consolidate with another corporation other than a merger or consolidation in which our shareholders immediately prior to the merger or consolidation continue to hold more than 50% of the voting power of the surviving corporation; or

    . a single party and its affiliates acquire more than 50% of our voting securities.

   The directors' incentive plan also permits the board to directly issue common shares to our outside directors. Common shares may be issued for reasons determined by the board, including as payment for services provided to us by a director. The board will determine the price and terms of any common shares issued to a director.

   A director may be eligible to participate in the directors' incentive plan even if he or she:

  . receives fees or other consideration for services on the board of directors or its committees;

  . is employed by us for 20 hours or less per week or five months or less in a calendar year; or

  . provides consulting services to us, but is not eligible to participate in our Employee Stock Purchase Plan.

   As of April 30, 2001, we have granted options under this plan to acquire 100,000 common shares at a price of $11.88 per common share.

 Options Assumed in Connection with Acquisitions

   On July 29, 1998, January 26, 2000 and September 12, 2000, we acquired Consensus Development Corporation, Trustpoint and DRG Resources Group, Inc., respectively. The outstanding stock options of these three companies were converted at the time of each acquisition into options to acquire our common shares. The Consensus Development Corporation options were converted into options to acquire 799,818 of our common shares, the Trustpoint options were converted into options to acquire 98,884 of our common shares, and the DRG Resources Group, Inc. options were converted into options to acquire 103,100 of our common shares. As of April 30, 2001, the remaining outstanding former Consensus Development Corporation options were exercisable for 282,312 of our common shares at a weighted average exercise price of $0.39 per share, while the remaining outstanding former Trustpoint options were exercisable for 49,096 of our common shares at a weighted average exercise price of $6.38 per share and the remaining outstanding former DRG Resources Group, Inc. options were exercisable for 90,350 of our common shares at a weighted average exercise price of $38.94 per share. We will not grant any additional options under the Consensus Development Corporation, the Trustpoint or the DRG Resources Group, Inc. option plans.

 Employee Stock Purchase Plan

   On April 27, 2000, we adopted our employee stock purchase plan, or the ESPP. The ESPP is administered by our board of directors, or a committee of our board of directors, and will permit a total of 1,000,000 of our common shares to be purchased by our employees.

   Our employees will be eligible to participate in the ESPP if they are customarily employed by us for more than 20 hours per week and more than five months in a calendar year and do not own 5% or more of our outstanding common shares. Eligible employees may select a rate of payroll deduction between 2% and 15% of their compensation and are subject to certain maximum purchase limitations. Participation in the ESPP will end automatically upon termination of employment for any reason.

   Each offering under the ESPP will be for a period of 12 months and will consist of two six-month purchase periods. Offering periods will begin on July 1, and January 1, of each calendar year. Each participant will be granted an option to purchase our common shares on the first day of the offering period and such option will be automatically exercised on the last day of each purchase period during the offering period. The purchase price for common shares purchased under the ESPP is 85% of the lesser of the fair market value of common shares on the first business day of the applicable offering period and the last business day of the applicable purchase period.

   The ESPP provides that in the event of the proposed dissolution or liquidation of our company, the offering period will terminate immediately prior to the consummation of such proposed action. The ESPP provides that, in the event of a take-over bid, merger, amalgamation or other reorganization, the board may terminate the ESPP or the ESPP will continue for all offering periods that began prior to the transaction and common shares will be purchased based on the fair market value of the surviving corporation's shares on each purchase date. The ESPP will terminate on April 26, 2010, unless earlier terminated pursuant to the terms of the Plan.

   As of April 30, 2001, no rights to purchase shares under the ESPP have been granted.

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

   The term of the shareholder rights plan is ten years from August 1997, subject to reconfirmation by shareholders at every third annual meeting of our shareholders. At our annual and special meeting of shareholder held on October 19, 2000, our shareholders reconfirmed the shareholders rights plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   To our knowledge, no person beneficially owned 5% or more of our common shares as of April 30, 2001. However, on July 16, 2001, John S. Scurci of Bernardsville, New Jersey, U.S. filed a Schedule 13D with the SEC stating that he and his immediate family own 2,264,3000 of our common shares which would account for approximately 7.31% of our common shares outstanding at June 30, 2001. The following table sets forth certain information regarding the beneficial ownership of our common shares as of April 30, 2001. The information is provided with respect to:

  .  each of our directors;

  .  each of our Named Executive Officers; and

  . all of our directors, Named Executive Officers and other executive officer as a group (15 persons).

   Except as otherwise indicated by footnote, and subject to community property laws where applicable, the named person has sole voting and investment power with respect to all of the shares of common stock shown as beneficially owned. An asterisk indicates beneficial ownership of less than 1% of the common stock outstanding. Percentage ownership is based on 30,541,876 shares of common stock outstanding as of April 30, 2001. Shares of common stock subject to options exercisable on or before June 29, 2001 (within 60 days of April 30, 2001) are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

                                                                    Percentage
                                                                     of Shares
                                                         Number of Beneficially
   Name and Address of Beneficial Owner(1)                Shares      Owned
   ---------------------------------------               --------- ------------
   Richard P. Dalmazzi(2)...............................   396,250     1.28%
   Timothy M. Dierks(3).................................   335,304     1.09%
   Scott A. Vanstone(4).................................   293,906       *
   Louis E. Ryan(5).....................................   160,465       *
   William J. Stewart(6)................................   104,989       *
   Richard M. Depew(7)..................................    95,417       *
   Richard D. Brounstein(8).............................    95,000       *
   Bernard W. Crotty(9).................................    84,989       *
   William T. Dodds(10).................................    67,179       *
   Robert P. Wierderhold................................       --        *
   All directors, Named Executive Officers and other
    executive officer as a group (15 persons)(11)(12)... 2,380,294     7.23%

--------
Notes:

   * Less than one percent.

 (1) The address of each of Messrs. Vanstone and Dodds is c/o Certicom Corp., 5520 Explorer Drive, Mississauga, Ontario L4W 5L1 Canada. The address of each of Messrs. Dalmazzi, Dierks, Ryan, Stewart, Depew, Brounstein, Crotty, and Wierderhold is c/o Certicom Corp., 25801 Industrial Boulevard, Hayward, CA 94545.

 (2) Includes options that are exercisable with respect to 396,250 shares on or before June 29, 2001.

 (3) Includes options that are exercisable with respect to 312,804 shares on or before June 29, 2001.

 (4) Includes options that are exercisable with respect to 293,906 shares on or before June 29, 2001.

 (5) Includes options that are exercisable with respect to 160,465 shares on or before June 29, 2001.

 (6) Includes options that are exercisable with respect to 104,989 shares on or before June 29, 2001.

 (7) Includes options that are exercisable with respect to 95,417 shares on or before June 29, 2001.

 (8) Includes options that are exercisable with respect to 95,000 shares on or before June 29, 2001.

 (9) Includes options that are exercisable with respect to 84,989 shares on or before June 29, 2001.

(10) Includes options that are exercisable with respect to 67,179 shares on or before June 29, 2001.

(11) Includes options that are exercisable with respect to 2,035,572 shares on or before June 29, 2001.

(12) The percentage of beneficially owned for Philip C. Deck, our former Chairman of the Board, was 2.16% with 352,906 options that are exercisable on or before June 29, 2001.

Item 13. Certain Relationships and Related Transactions

   None.

                                    PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

   (a) The following documents are filed as part of this report

   1. Consolidated Financial Statements

                                                                           Page
                                                                           ----
Independent Auditors' Report, KPMG, LLP..................................   55
Independent Auditors' Report, DELOITTE & TOUCHE LLP......................   56
Consolidated Balance Sheets as of April 30, 2001 and 2000................   57
Consolidated Statements of Operations for the Years Ended April 30, 2001,
 2000 and 1999...........................................................   58
Consolidated Statements of Comprehensive Loss for the Years Ended April
 30, 2001, 2000 and 1999.................................................   59
Consolidated Statements of Shareholders' Equity for the Years Ended April
 30, 2001, 2000 and 1999.................................................   60
Consolidated Statements of Cash Flows for the Years Ended April 30, 2001,
 2000 and 1999...........................................................   61
Notes to Consolidated Financial Statements for the Years Ended April 30,
 2001, 2000 and 1999.....................................................   62
Quarterly Results of Operations (Unaudited)..............................   79

   2. Consolidated Financial Statement Schedules

   Schedule II--Valuation and Qualifying Accounts and Reserves

   All other schedules are omitted because they were not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

   3. Exhibits

   The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

                                                    Incorporated by
                                                       Reference
                                                 ---------------------
 Exhibit                                                       Exhibit  Filed
 Number               Description                Form   Date   Number  Herewith
 -------              -----------                ---- -------- ------- --------
   2.1   Agreement and Plan of Merger by and     10-Q 12/14/00   2.1
          among Certicom Corp., DRG
          Acquisition Corp., DRG Resources
          Group, Inc., Jim Cowing, Michael
          Harris and Daniel Moy ("Agreement
          and Plan of Merger")

   2.2   Exhibit B to the Agreement and Plan     10-Q 12/14/00   2.2
          of Merger: Form of Escrow Agreement

   2.3   Exhibit F to the Agreement and Plan     10-Q 12/14/00   2.3
          of Merger: Form of Repurchase
          Agreement

   3.1   Restated Articles of Continuance of     10-K 07/31/00   3.1
          the Company

   3.2   By-laws of the Company                  10-K 07/31/00   3.2

   4.1   Specimen Certificate for Common         8-A  03/14/00
          Shares of the Company

  10.1   Lease Agreement, dated October 11,                                X
          2000, by and between W9/LWS Real
          Estate Limited Partnership and
          Certicom Corp.

  10.2   Lease Agreement, dated October 6,                                 X
          2000 by and between Pauls Properties
          Corporation and Certicom Corp.

  10.3   Lease Agreement, dated March 29,        10-K 07/31/00  10.2
          1999, by and between The Airport
          Corporate Centre Office Park, Inc.
          and Certicom Corp., as amended by
          First Amendment to Lease Agreement,
          dated April 25, 2000

                                                    Incorporated by
                                                       Reference
                                                 ---------------------
 Exhibit                                                       Exhibit  Filed
 Number               Description                Form   Date   Number  Herewith
 -------              -----------                ---- -------- ------- --------
  10.4   Lease Agreement, dated December 7,      10-K 07/31/00   10.3
          1998, by and between Alliance
          Reston, L.P., d/b/a Alliance
          Business Centers, and Certicom
          Corp., as amended by First
          Amendment, dated June 2, 1999, as
          further amended by Second Amendment,
          dated May 18, 2000

  10.5   Lease Agreement, dated October 30,      10-K 07/31/00   10.1
          1998, by and between The Multi-
          Employer Property Trust and Certicom
          Corp., as amended by First Amendment
          to Lease Agreement, dated November
          17, 1998, as further amended by
          Second Amendment to Lease Agreement,
          dated April 1, 2000

  10.6   Certicom Corp. 2000 Directors'          10-Q 12/14/00   10.1
          Incentive Plan *

  10.7   Certicom Corp. 2000 United States       10-Q 03/16/01   10.2
          Stock Plan (as amended as of October
          19, 2000) *

  10.8   Certicom Corp 1997 Stock Option Plan    10-Q 03/16/01   10.1
          (as amended as of October 19, 2000)
          *

  10.9   Shareholder Rights Plan Agreement (as   10-Q 12/14/00   10.2
          amended as of October 19, 2000)

  10.10  Certicom Corp. Stock Option Plan *      S-8  05/02/00    4.3

  10.11  Certicom Corp. Employee Stock           S-8  05/17/00    4.1
          Purchase Plan *

  10.12  Employment Agreement, dated November    10-K 07/31/00   10.8
          20, 1999, between Certicom Corp. and
          Richard P. Dalmazzi *

  10.13  Employment Agreement, dated May 1,      10-K 07/31/00   10.9
          1999, between Certicom Corp. and Dr.
          Scott A. Vanstone *

  10.14  Employment Agreement, dated February    10-K 07/31/00  10.10
          7, 2000, between Certicom Corp. and
          Richard D. Brounstein *

  21.1   List of Subsidiaries                    10-K 07/31/00   21.1

  23.1   Consent of KPMG LLP                                               X

  23.2   Consent of DELOITTE & TOUCHE LLP                                  X

  24.1   Power of Attorney (included on page                               X
          52 of this Form 10-K)

--------
 * Denotes a management contract or compensatory plan or arrangement.

   (b) Report on Form 8-K

   No reports on Form 8-K were filed in the fourth quarter of fiscal 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of July, 2001.

                                          Certicom Corp.

                                               /s/ Richard P. Dalmazzi
                                          By: _________________________________
                                                   Richard P. Dalmazzi
                                           President, Chief Executive Officer

                       POWER OF ATTORNEY AND SIGNATURES

   KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Richard P. Dalmazzi and Gregory M. Capitolo as his true and lawful attorneys-in-fact and agents, with full power of substitution for him in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                Name                             Title                 Date
                ----                             -----                 ----

    /s/ Richard P. Dalmazzi          President, Chief Executive    July 27, 2001
____________________________________  Officer and Director
        Richard P. Dalmazzi           (Principal Executive
                                      Officer)

    /s/ Gregory M. Capitolo          Chief Financial Officer,      July 27, 2001
____________________________________  Vice President, Finance and
        Gregory M. Capitolo           Secretary (Principal
                                      Financial and Accounting
                                      Officer)

     /s/ Scott A. Vanstone           Director                      July 27, 2001
____________________________________
         Scott A. Vanstone

     /s/ Bernard W. Crotty           Director                      July 27, 2001
____________________________________
         Bernard W. Crotty

      /s/ William T. Dodds           Director                      July 27, 2001
____________________________________
          William T. Dodds

       /s/ Louis E. Ryan             Director                      July 27, 2001
____________________________________
           Louis E. Ryan

                Name                             Title                 Date
                ----                             -----                 ----

     /s/ William J. Stewart          Director                      July 27, 2001
____________________________________
         William J. Stewart

   /s/ Robert P. Wierderhold         Director                      July 27, 2001
____________________________________
       Robert P. Wierderhold

                        CERTICOM CORP. AND SUBSIDIARIES

        Consolidated Financial Statements as of April 30, 2001 and 2000 and for the Years Ended April 30, 2001, 2000 and 1999 and Independent Auditors'
                                     Report

                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----
Consolidated Financial Statements:

  Independent Auditors' Report, KPMG LLP..................................  55

  Independent Auditors' Report, DELOITTE & TOUCHE LLP.....................  56

  Consolidated Balance Sheets as of April 30, 2001 and 2000...............  57

  Consolidated Statements of Operations for the Years Ended April 30,
   2001, 2000 and 1999....................................................  58

  Consolidated Statements of Comprehensive Loss for the Years Ended April
   30, 2001, 2000 and 1999................................................  59

  Consolidated Statements of Shareholders' Equity for the Years Ended
   April 30, 2001, 2000 and 1999..........................................  60

  Consolidated Statements of Cash Flows for the Years Ended April 30,
   2001, 2000 and 1999....................................................  61

  Notes to Consolidated Financial Statements for the Years Ended April 30,
   2001, 2000 and 1999....................................................  62

Quarterly Results of Operations (Unaudited)...............................  79

Financial Statement Schedule:

  Schedule II--Valuation and Qualifying Accounts and Reserves.............  80

   All other schedules are omitted because they were not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Certicom Corp.:

   We have audited the accompanying consolidated balance sheet of Certicom Corp. and subsidiaries as of April 30, 2001, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the accompanying financial statement schedule related to the fiscal year ended April 30, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Certicom Corp. and subsidiaries as of April 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule related to the fiscal year ended April 30, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

San Francisco, California
June 1, 2001

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Certicom Corp.

   We have audited the accompanying consolidated balance sheet of Certicom Corp. and its subsidiaries as at April 30, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended April 30, 2000. Our audits also included the financial statement schedules listed in the index at item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Certicom Corp. and its subsidiaries as at April 30, 2000, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   Accounting principles generally accepted in Canada vary in certain significant respects from accounting principles generally accepted in the United States of America. We reported separately to the shareholders of the Company on financial statements for the same period prepared in accordance with accounting principles generally accepted in Canada.

                                          /s/ Deloitte & Touche LLP

                                          Chartered Accountants

Toronto, Ontario
June 13, 2000

                        CERTICOM CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
            (In thousands of U.S. dollars, except number of shares)

                                                                April 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................ $  1,942  $ 10,508
  Marketable securities, available for sale................   52,319     2,550
  Accounts receivable (net of allowance for doubtful
   accounts of $1,075 and $161, respectively)..............    7,149     3,862
  Unbilled receivables.....................................      731     2,115
  Inventories..............................................      444       218
  Prepaid expenses, deposits and other current assets......    2,253     1,740
                                                            --------  --------
    Total current assets...................................   64,838    20,993
Property and equipment, net................................   18,288     5,213
Patents....................................................    1,156       873
Acquired intangibles (net of accumulated amortization of
 $19,994 and $10,586, respectively)........................   25,192    24,437
                                                            --------  --------
    Total assets........................................... $109,474  $ 51,516
                                                            ========  ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable......................................... $  9,240  $    974
  Accrued liabilities......................................    3,106     2,107
  Other current payables...................................      510       430
  Deferred revenue.........................................    2,168       909
  Note payable.............................................      --     10,000
                                                            --------  --------
    Total current liabilities..............................   15,024    14,420
Lease inducements..........................................    1,093     1,105
                                                            --------  --------
    Total liabilities......................................   16,117    15,525
Shareholders' equity:
  Common shares, no par value; shares authorized:
   unlimited; shares issued and outstanding: 30,541,876 and
   23,087,866 respectively.................................  175,151    80,859
  Additional paid-in capital...............................   19,945    11,922
  Deferred compensation expense on expense.................   (4,314)      --
  Accumulated other comprehensive loss.....................   (2,460)   (2,497)
  Deficit..................................................  (94,965)  (54,293)
                                                            --------  --------
    Total shareholders' equity.............................   93,357    35,991
                                                            --------  --------
    Total liabilities and shareholders' equity............. $109,474  $ 51,516
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                        CERTICOM CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
   (In thousands of U.S. dollars, except number of shares and per share data)

                                                 Years ended April 30,
                                            ----------------------------------
                                               2001        2000        1999
                                            ----------  ----------  ----------
Revenues................................... $   26,647  $   12,040  $    4,042
                                            ----------  ----------  ----------
Costs and expenses:
  Cost of hardware.........................        824         579         125
  Consulting and systems integration
   (including deferred compensation
   amortization of $3,444, $0, and $0 for
   fiscal 2001, 2000, and 1999,
   respectively)...........................      9,624       2,080         587
  Selling and marketing....................     19,731       6,616       6,087
  Research and development.................     12,838       4,446       3,240
  Depreciation and amortization............     12,731       7,861       5,063
  General and administrative (including
   stock compensation amortization of $312,
   $318, and $311 for fiscal 2001, 2000,
   and 1999, respectively).................     12,183       7,099       4,277
  One time secondary offering costs........      1,693         --          --
  Purchased in-process research and
   development.............................        --          535       1,151
                                            ----------  ----------  ----------
    Total costs and expenses...............     69,624      29,216      20,530
Operating loss.............................    (42,977)    (17,176)    (16,488)
Non-cash interest income (expense).........       (423)        --          --
Interest and other income (expense), net...      2,863        (359)      1,015
                                            ----------  ----------  ----------
Loss before income taxes...................    (40,537)    (17,535)    (15,473)
Income taxes...............................        135         334         (92)
                                            ----------  ----------  ----------
Net loss................................... $  (40,672) $  (17,869) $  (15,381)
                                            ==========  ==========  ==========
Basic and diluted net loss per share....... $    (1.54) $    (0.80) $    (0.73)
                                            ==========  ==========  ==========
Weighted average shares used in computing
 basic and diluted net loss per share...... 26,376,728  22,255,044  21,032,848
                                            ==========  ==========  ==========


          See accompanying notes to consolidated financial statements.

                        CERTICOM CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                         (In thousands of U.S. dollars)

                                                     Years ended April 30,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
Net loss.......................................... $(40,672) $(17,869) $(15,381)
Other comprehensive income:
  Unrealized gain (loss) on marketable securities,
   available for sale.............................     (118)       14       (18)
  Foreign currency translation adjustment.........      155       --     (1,052)
                                                   --------  --------  --------
Comprehensive loss................................ $(40,635) $(17,855) $(16,451)
                                                   ========  ========  ========



          See accompanying notes to consolidated financial statements.

                        CERTICOM CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Years Ended April 30, 2001, 2000 and 1999
            (In thousands of U.S. dollars, except number of shares)

                                                                       Accumulated
                             Common Stock     Additional   Deferred       Other                   Total
                          -------------------  Paid in   Compensation Comprehensive           Shareholders'
                            Shares    Amount   Capital     Expense        Loss      Deficit      Equity
                          ---------- -------- ---------- ------------ ------------- --------  -------------
Balances, April 30,
 1998...................  19,363,472 $ 51,215  $ 4,304     $   --        $(1,441)   $(21,043)   $ 33,035
Net loss................         --       --       --          --            --      (15,381)    (15,381)
Shares issued in
 acquisitions...........   2,325,966   16,091    5,919         --            --          --       22,010
Exercise of employee
 options................     134,316      534     (268)        --            --          --          266
Stock compensation......         --       --       311         --            --          --          311
Net unrealized loss on
 marketable securities,
 available for sale.....         --       --       --          --            (18)        --          (18)
Foreign currency
 translation
 adjustment.............         --       --       --          --         (1,052)        --       (1,052)
                          ---------- --------  -------     -------       -------    --------    --------
Balances, April 30,
 1999...................  21,823,754   67,840   10,266         --         (2,511)    (36,424)     39,171
Net loss................         --       --       --          --            --      (17,869)    (17,869)
Shares issued in
 acquisitions...........     201,120    7,306    3,080         --            --          --       10,386
Exercise of employee
 options................   1,062,992    5,713   (1,742)        --            --          --        3,971
Stock compensation......         --       --       318         --            --          --          318
Net unrealized gain on
 marketable securities,
 available for sale.....         --       --       --          --             14         --           14
                          ---------- --------  -------     -------       -------    --------    --------
Balances, April 30,
 2000...................  23,087,866   80,859   11,922         --         (2,497)    (54,293)     35,991
Net loss................         --       --       --          --            --      (40,672)    (40,672)
Exercise of employee
 options................     556,415    3,785   (1,503)        --            --          --        2,282
Shares issued in
 acquisition............     397,595    9,030    6,452      (7,741)                                7,741
Issuance of common
 shares.................   6,500,000   81,477      --                        --          --       81,477
Fair market value of
 options issued for
 acquisition............         --       --     2,322                       --          --        2,322
Deferred stock
 compensation expense...         --       --       329        (329)          --          --          --
Amortization of deferred
 stock compensation.....         --       --       --        3,756           --          --        3,756
Net unrealized gain
 (loss) on marketable
 securities, available
 for sale...............         --       --       --          --           (118)        --         (118)
Fair market value of
 warrants issued in
 connection with loan...         --       --       423         --            --          --          423
Foreign currency
 translation
 adjustment.............         --       --       --          --            155         --          155
                          ---------- --------  -------     -------       -------    --------    --------
Balances, April 30,
 2001...................  30,541,876 $175,151  $19,945     $(4,314)      $(2,460)   $(94,965)   $ 93,357
                          ========== ========  =======     =======       =======    ========    ========

                        CERTICOM CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of U.S. dollars)

                                                     Years ended April 30,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
Cash flows from operating activities:
  Net loss.......................................  $(40,672) $(17,869) $(15,381)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization................     3,323     1,555       959
    Amortization of acquired intangibles.........     9,408     6,306     4,104
    Write-off of purchased in-process research
     and development.............................       --        535     1,151
    Stock compensation expense...................     3,756       318       311
    Non-cash interest expense....................       423       --        --
    Changes in non-cash working capital items:
      Accounts receivable and unbilled
       receivables...............................    (1,903)   (3,901)   (1,461)
      Inventories................................      (226)      178      (174)
      Investment tax credits receivable..........       --        --        266
      Prepaid and other current assets...........      (734)   (1,102)       41
      Accounts payable...........................     8,266       453        32
      Accrued liabilities........................       999     1,084       513
      Income taxes payable.......................        80       210        77
      Deferred revenue...........................     1,259       507       277
                                                   --------  --------  --------
        Net cash used in operating activities....   (16,021)  (11,726)   (9,285)
                                                   --------  --------  --------
Cash flows from investing activities:

  Business acquisitions (net of cash acquired)...       --        182    (4,443)
  Purchase of property and equipment.............   (16,328)   (3,902)   (1,722)
  Purchase of patents............................      (353)     (355)     (217)
  Purchase of marketable securities, available
   for sale......................................   (69,228)   (4,855)  (91,445)
  Sales and maturities of marketable securities,
   available for sale............................    19,462    14,983   107,554
                                                   --------  --------  --------
        Net cash (used in) provided by investing
         activities..............................   (66,447)    6,053     9,727
                                                   --------  --------  --------

Cash flows from financing activities:
  Proceeds from employee stock option exercise...     2,282     3,971       266
  Issuance of common shares......................    81,477       --        --
  Notes payable..................................       --     10,000       --
  Repurchase of debenture payable................       --        --        (22)
  Redemption of mandatorily redeemable preferred
   shares........................................       --        --       (209)
  Leasehold inducements..........................       (12)      931       315
  Repayment of note payable......................   (10,000)      --        --
                                                   --------  --------  --------
        Net cash provided by financing
         activities..............................  $ 73,747  $ 14,902  $    350
                                                   --------  --------  --------
Effect of exchange rate on cash..................       155      (121)      (20)
(Decrease) increase in cash and cash
 equivalents.....................................    (8,566)    9,108       772
Cash and cash equivalents, beginning of year.....    10,508     1,400       628
                                                   --------  --------  --------
Cash and cash equivalents, end of year...........  $  1,942  $ 10,508  $  1,400
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
  Income taxes paid..............................  $    --   $    --   $    117
  Interest paid..................................  $    --   $    --   $    --

Non-cash investing and financing activities:
  Fair market value of common shares and options
   issued for business acquisitions..............  $ 10,063  $ 10,386  $ 22,010
  Warrant issued in connection with line of
   credit........................................  $    423  $    --   $    --
  Deferred stock compensation....................  $  8,070  $    --   $    --

          See accompanying notes to consolidated financial statements.

                        CERTICOM CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Years Ended April 30, 2001, 2000 and 1999

Note 1: Description of Business

   Certicom Corp. and its wholly-owned subsidiaries (the "Company") are suppliers of digital information security products and services to original equipment manufacturers (OEMs) of information technology products. The Company's products and services include enabling technologies, trust services, enterprise application solutions, consulting and design services, and hardware components.

Note 2: Summary of Significant Accounting Policies

   Generally Accepted Accounting Principles. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "U.S. GAAP").

   Principles of Consolidation. These consolidated financial statements include the accounts of Certicom Corp. and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

   Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could affect future operating results.

   Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with remaining maturity at the date of purchase of three months or less. These investments consist of fixed income securities, which are readily convertible to cash and are stated at cost, which approximates fair value. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date.

   Marketable Securities. The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the Company to record securities which management has classified as available for sale at fair market value and to record unrealized gains and losses on securities available for sale as a separate component of other comprehensive income.

   As the Company's management expects to sell a portion of the marketable securities in the next fiscal year in order to meet its working capital requirements, it has classified them as current assets.

   Inventories. Inventories are recorded at the lower of cost, on a first-in, first-out basis, or net realizable value.

   Property and Equipment. Property and Equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets at the following annual rates:

   Furniture and fixtures -- straight-line over five years
   Computer equipment     -- straight-line over three years
   Software               -- straight-line over two years
   Leasehold improvements -- straight-line over the term of the lease

                        CERTICOM CORP. AND SUBSIDIARIES

   Lease Inducements. Lease Inducements represent primarily tenant improvement allowances provided by our lessors in connection with certain leased properties. These amounts are being amortized over the term of their respective leases and are recorded as a reduction in rent expense. The costs associated with these tenant improvements have been capitalized as leasehold improvements and are being amortized over the term of the respective lease.

   Patents. Patents are recorded at cost and are amortized over three years on a straight-line basis.

   Acquired Intangibles. Acquired Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting, are estimated by management based on the fair value of assets received. These include acquired customer lists, trademarks, workforce, in process research and development, purchased technology and goodwill arising from business acquisitions. Acquired intangible assets are amortized on a straight-line basis over periods ranging from three to five years, except purchased in-process research and development without alternative future use which is expensed when acquired.

   Impairment of Long-Lived Assets. The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 prescribes the accounting treatment for long-lived assets, identifiable intangibles and goodwill related to those assets when there are indications that the carrying value of those assets may not be recoverable. SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, the company evaluates asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset.

   Revenue Recognition and Deferred Revenues. The Company recognizes software licensing revenue in accordance with all applicable accounting regulations including the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9.

   Following the requirements of SOP 97-2, the company recognizes license revenues when all of the following have occurred:

  .  we have signed a non-cancelable license agreement with the customer;

  .  delivery of the software product to the customer has occurred;

  . the amount of the fees to be paid by the customer are fixed or determinable; and

  .  collection of these fees is probable.

   If an acceptance period is contractually provided, license revenues are recognized upon the earlier of customer acceptance or the expiration of that period. In instances where delivery is electronic and all other criteria for revenue recognition has been achieved, the product is considered to have been delivered when the customer either takes possession of the software via a download or the access code to download the software from the Internet has been provided to the customer. Our software does not require significant production, customization or modification.

   SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post contract customer support, or PCS, installation, training, etc. to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for

                        CERTICOM CORP. AND SUBSIDIARIES
the license arrangement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue. When arrangements require us to deliver specified additional upgrades the entire fee related to the arrangement is deferred until delivery of the specified upgrade has occurred, unless we have vendor-specific objective evidence of fair value for the upgrade. Fees related to contracts that require us to deliver unspecified additional products are deferred and recognized ratably over the contract term.

   Revenue from consulting and training services are recognized using the percentage-of-completion method for fixed fee development arrangements or as the services are provided for time-and-materials arrangements.

   The fair value of professional services, maintenance and support services have been determined using specific objective evidence of fair value based on the price charged when the elements are sold separately. Revenues for maintenance and support service are deferred and recognized ratably over the term of the support period. Revenues from professional services are recognized when the services are performed.

   Deferred revenues generally result from the following: deferred maintenance and support service, cash received for professional services not yet rendered and license revenues deferred relating to arrangements where we have received cash and are required to deliver either unspecified additional products or specified upgrades for which we do not have vendor-specific objective evidence of fair value.

   Research and Product Development. The Company expenses all research and development costs as they are incurred. The company has capitalized certain legal costs associated with the filing of approximately fifty patent applications in various jurisdictions. These patent filings relate to Elliptic Curve Cryptography (ECC), various mathematical computational methodologies, security protocols and other cryptographic inventions. Once granted, the company amortizes the individual patent cost over three years.

   Stock-Based Compensation. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of According Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and complies with the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation". APB 25 requires compensation cost for stock-based employee compensation plans to be recognized over the vesting period based on the difference, if any, on the grant date between the quoted market price of the company's stock and the amount an employee must pay to acquire the stock.

   Foreign Currency Translation. For the period up to April 30, 1999, the functional currency of the Company was the Canadian dollar. As such, assets and liabilities of the Company were translated to U.S. dollars at the year-end exchange rates. Income and expense items were translated at the average rate of exchange prevailing during the year. Translation adjustment are included in "accumulated other comprehensive loss", a separate component of stockholders' equity.

   For the period from May 1, 1999, the Company has determined that its functional currency is the U.S. dollar as it derives a majority of its revenues and incurs a significant portion of its expenditures in U.S. dollars. As such, monetary assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate of exchange prevailing at year end while other balance sheet items are translated at historic rates. Revenue and expense items are translated at the rate of exchange in effect on the transaction dates except for depreciation and amortization which are translated at historic rates. Realized foreign exchange gains and losses are included in income or loss in the year in which they occur. Unrealized foreign currency transaction gains and losses are included in other comprehensive income or loss in the year in which they occur.

                        CERTICOM CORP. AND SUBSIDIARIES

   Income Taxes. The Company follows the asset and liability approach to financial accounting for income taxes. Under SFAS No. 109 "Accounting for Income Taxes", deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected in reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Deferred tax assets are reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

   Basic and Diluted Net Loss per Share. The Company follows the provisions of SFAS No. 128, Earnings Per Share. Basic net loss per common share is based on the weighted average number of shares outstanding during each period. Stock options are not included in the computation of the weighted average number of shares outstanding for dilutive net loss per common share during the period as the effect would be anti-dilutive.

   Comprehensive Income. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income, for the company, results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

   The functional currency of foreign subsidiaries are translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as other comprehensive income or loss. The net gains and losses resulting from foreign currency transactions are recorded in net income in the period incurred and were not significant for any of the periods presented.

   Fair Value of Financial Instruments. For financial assets and liabilities, including cash and cash equivalents, short-term investments, accounts receivable and account payable, the carrying values approximate their fair value due to their short maturities, based on management's estimates.

   Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, marketable securities and accounts receivable. Risk associated with cash are mitigated by banking and creditworthy institutions. Marketable securities consist primarily of bonds and commercial paper. Credit risk with respect to the trade receivables is spread over diverse customers who make up the Company's customer base. At April 30, 2001, no customer accounted for a significant portion of total accounts receivable.

   Certain Significant Risks and Uncertainties. The Company participates in a dynamic high-technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products and services or price reductions on current products and services; changes in the overall demand for products and services offered by the Company; market acceptance of the Company's products and services; development of sales channels; changes in certain strategic relationships or customers relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; and the Company's ability to attract and retain necessary employees to support its growth.

   Recent Accounting Pronouncements. In July 2001, the FASB issued SFAS No.
141. "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001 for which the date of acquisition is July 1, 2001

                        CERTICOM CORP. AND SUBSIDIARIES
or later. Use of the pooling-of-interest method is no longer permitted. In July 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be periodically reviewed for impairment. SFAS No. 142 must be adopted starting with fiscal years beginning after December 15, 2001. The impact of adopting SFAS 141 and SFAS 142 has not been determined.

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B (SAB 101B), "Second Amendment:
Revenue Recognition in Financial Statements", which extends the effective date of SAB 101 to the fourth fiscal quarter of fiscal years commencing after December 15, 1999. During the fourth quarter of fiscal 2001, we adopted SAB101. The adoption of SAB101 did not have a material effect on the company's consolidated financial position or results of operations.

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires us to measure all derivatives at fair value and to recognize them on the balance sheet as an asset or liability, depending on our rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. We will adopt SFAS No. 133 no later than the first quarter of fiscal 2002. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of FASB Statement No. 133. SFAS No. 138 amends SFAS No. 133 to permit use of central treasury offsetting of net exposures of intercompany derivatives for foreign currency cash flow hedges. SFAS 138 must be adopted concurrently with SFAS 133.

   Liquidity. Historically, we have incurred significant losses and negative cash flows from operations. As of April 30, 2001, we have an accumulated deficit of $95.0 million and positive working capital of $49.8 million. We have primarily funded operations through public offerings and private placements. To the extent that sources of financing are not available to us, we will reduce capital expenditures which are not under binding contractual obligations and reduce other variable costs as necessary to maintain sufficient working capital to operate our business.

   Reclassifications. Certain reclassifications have been made in the 1999 and 2000 financial statement presentation to conform to the 2001 presentation.

Note 3: Net Loss Per Common Share

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

                        CERTICOM CORP. AND SUBSIDIARIES

   The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                             Year Ended April
                                                                    30,
                                                            -------------------
                                                              2001      2000
                                                            --------- ---------
     Shares issuable under stock options................... 6,008,688 4,354,864
     Shares of restricted stock subject to repurchase......   165,665       --
     Shares issuable pursuant to warrants..................    30,000    30,000

   The weighted average exercise price of stock options, calculated by using the yearly average exchange rates, was $8.34 and $5.76 at April 30, 2001 and 2000, respectively. The purchase price of restricted stock was $38.94. The exercise price of outstanding warrants was Cdn.$38.13 per share ($24.82 based on the exchange rate on April 30, 2001).

Note 4: Acquisitions

   During the years ended April 30, 2001 and 2000 the Company made the acquisitions described in the paragraphs that follow, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition.

   The amounts allocated to purchased research and development were determined through generally accepted valuation techniques and were expensed upon acquisition because technological feasibility had not been established and no future alternative use existed. The fair value of purchased research and development was estimated by discounting, to present value, the cash flows attributable to the technology once it has reached technological feasibility.

 Acquisition of Trustpoint

   On January 26, 2000, the Corporation acquired all of the outstanding common shares of Trustpoint, a corporation based in Mountain View, California. Trustpoint is a provider of comprehensive, flexible, cross-platform public key infrastructure (PKI) products that allow OEM's to develop applications with built in digital certificate services. Details of the consideration and the fair values of the net assets acquired are as follows (in thousands of U.S. dollars):

   Net assets acquired:
     Non-cash working capital (net of cash of $302)................... $   (34)
     Capital assets...................................................      29
     Other acquired intangibles.......................................     878
     Goodwill.........................................................   9,633
                                                                       -------
                                                                       $10,506
                                                                       =======
   Consideration:
     Common shares (201,120 shares issued)............................ $ 7,306
     Options to acquire 98,884 common shares..........................   3,080
     Acquisition costs................................................     120
                                                                       -------
                                                                       $10,506
                                                                       =======

   The value of common shares issued in connection with the acquisition was determined based on the average market price of our common shares near the date the acquisition was announced. The stock options assumed in connection with the acquisition were valued at the time of issuance based on the Black-Scholes option valuation model. Other acquired intangibles include the fair value of workforce, customer base and trademarks and are amortized over 3 years. The goodwill is amortized over 5 years.

                        CERTICOM CORP. AND SUBSIDIARIES

   The valuations of purchased in-process research and development, other acquired intangibles and purchased technology were based upon appraisals received from third parties. Based upon the valuation, management estimated that $535,000 of the purchase consideration represents purchased in-process technology that had not yet reached technological feasibility and had no future alternative use. Accordingly, this amount was immediately expensed upon consummation of the acquisition. The purchased in-process research and development was determined by identifying the ongoing research projects for which technological feasibility had not been achieved and assessing the anticipated date of completion of the research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the purchased in-process research and development into commercially viable products. The value of the in-process research and development was the amount attributable to the research and development efforts up to the time of acquisition. The amount was estimated through application of the "stage of completion" calculation by multiplying the estimated present value of future cash flow expected to result from the product, excluding estimated cost of completion, by the percentage of completion of the purchased research and development efforts at the time of acquisition. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process research and development projects.

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

   Net assets acquired:
     Current assets.................................................... $   100
     Other acquired intangibles........................................     634
     Goodwill..........................................................   9,529
     Deferred compensation expense.....................................   7,741
                                                                        -------
                                                                        $18,004
                                                                        =======
   Consideration:
     Common shares (397,595 shares issued)............................. $15,482
     Options to acquire 103,100 common shares..........................   2,322
     Acquisition costs.................................................     200
                                                                        -------
                                                                        $18,004
                                                                        =======

   The value of common shares issued in connection with the acquisition was determined based on the average market price of our common shares near the date the acquisition was announced. The stock options assumed in connection with the acquisition were valued at the time of issuance based on the Black-Scholes option valuation model. Deferred compensation of approximately $7.7 million was recorded in connection with the acquisition as we issued restricted stock to the partners of DRG Resources Group, Inc. Such stock is considered compensation for services to be provided by the partners, and the related expense will be recognized over the term of the

                        CERTICOM CORP. AND SUBSIDIARIES
services provided, which is 18 months. Other acquired intangibles include the fair value of workforce and customer base and are amortized over 3 years. The goodwill is amortized over 5 years.

 Unaudited Pro Forma Financial Information

   The following table represents unaudited consolidated pro forma information as if the acquisitions of Trustpoint and DRG Resources Group, Inc. had occurred at the beginning of the years immediately preceding the years in which they were acquired. The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations of future periods or the results that actually would have occurred had the acquisitions been in effect for the entire specified periods. The pro forma combined results include the impact of certain adjustments, primarily amortization of goodwill, deferred compensation, and other intangible assets and exclude intercompany revenues and expenses (in thousands of U.S. dollars, except per share data).

                                                            Years Ended April
                                                                   30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
   Pro forma revenue......................................  $ 27,726  $ 14,398
   Pro forma net loss.....................................  $(42,989) $(26,879)
   Pro forma net loss per share--basic and diluted........  $  (1.62) $  (1.19)
   Number of shares used in calculation--basic and diluted
    (000's)...............................................    26,477    22,634

Note 5: Marketable Securities, Available for Sale

   The following table summarizes the Company's investment in marketable securities (in thousands of U.S. dollars):

                                                      April 30, 2001
                                          --------------------------------------
                                                     Gross      Gross
                                          Carrying Unrealized Unrealized  Fair
                                           Value     Gains      Losses    Value
                                          -------- ---------- ---------- -------
   Bonds................................. $25,523     $11       $ --     $25,534
   Commercial paper......................  26,813      26         122     26,717
   Other.................................      87      10          29         68
                                          -------     ---       -----    -------
   Total................................. $52,423     $47       $ 151    $52,319
                                          =======     ===       =====    =======

                                                      April 30, 2000
                                           -------------------------------------
                                                      Gross      Gross
                                           Carrying Unrealized Unrealized  Fair
                                            Value     Gains      Losses   Value
                                           -------- ---------- ---------- ------
   Bonds..................................  $1,392     $ 6       $ --     $1,398
   Commercial paper.......................   1,131       8         --      1,139
   Other..................................      13      --         --         13
                                            ------     ---       -----    ------
   Total..................................  $2,536     $14       $ --     $2,550
                                            ======     ===       =====    ======

                        CERTICOM CORP. AND SUBSIDIARIES

Note 6: Property and Equipment

   Property and equipment consist of the following (in thousands of U.S.
dollars):

                                                                  April 30,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
   Furniture and fixtures..................................... $ 1,812  $   724
   Computer equipment.........................................   6,775    2,741
   Software...................................................   6,445    1,649
   Leasehold improvements.....................................   4,523    3,532
   Construction in-progress...................................   4,816      --
                                                               -------  -------
   Total cost.................................................  24,371    8,646
   Accumulated depreciation and amortization..................  (6,083)  (3,433)
                                                               -------  -------
                                                               $18,288  $ 5,213
                                                               =======  =======

Note 7: Note Payable

   On April 27, 2000, we entered into an agreement with Sand Hill Capital II, LP for a line of credit of $15 million bearing interest at the prime rate of interest plus 3%. As of the end of fiscal year 2000, we had borrowed $10 million against this line. In connection with this financing, we issued a warrant which entitles Sand Hill to purchase up to 30,000 of our common shares for Cdn. $38.13 per share ($24.82 based on the exchange rate on April 30, 2001) until April 27, 2005. The amount borrowed was repaid in May 2000, and the line of credit was terminated. The warrant was valued at $423,000 at the time of issuance based on the Black-Scholes option valuation model. The value of the warrant was charged to interest expense in the first quarter of fiscal 2001 as the note payable was paid off with proceeds from a public offering completed in May 2000. The warrant has not been exercised as of April 30, 2001.

Note 8: Common Shares

 Authorized capital

   As of April 30, 2001, the Company's authorized share capital consists of an unlimited number of common shares, no par value, and an unlimited number of preference shares.

   In August 1999, the Articles of Continuance of the Company were amended and restated to (i) remove and cancel the authorized and unissued preferred shares, (ii) create an unlimited number of preference shares, issuable in series, and (iii) authorize the directors of the Company from time to time before the issue thereof to fix the number of shares and determine the designation, rights, privileges, restrictions and conditions attaching to the shares of each series of preference shares.

 Stock Split

   On July 12, 2000, the Company effected a two-for-one stock split of the outstanding shares of common stock. All share and per share amounts in these consolidated financial statements have been adjusted to give effect to the stock split.

                        CERTICOM CORP. AND SUBSIDIARIES

Note 9: Stock Incentive Plans

 Employee Stock Option Plans

   The Company's original plan (its "original plan") is administered by a committee (the "Committee") of the Board of Directors. Subject to the discretion of the Committee, options have a term of five years and vest for the purpose of exercise at a rate of 33% during each twelve-month period following the first anniversary from the date of the grant of the option. Options become immediately exercisable in the event that any person acquires ninety percent of the common shares and may be also exercised for specified periods following the termination of employment or death of an option holder. No option may be exercisable more than ten years after its grant. The exercise price for options was determined at the discretion of the Committee.

   The Company's 1997 Stock Option Plan (the "1997 Plan") is administered by a committee of the Board and was adopted on June 17, 1997. The total number of common shares reserved for issuance under the 1997 Plan may not exceed 8,000,000. Subject to the discretion of the Board or an option committee, options granted under the 1997 Plan have a term of 5 years from the date of grant and vest at a rate of 25% one year after the date of the grant of the option, and at a rate of 2.0833% each month after such initial one-year period. Options may become immediately exercisable in the discretion of the Board in the event of a takeover bid, merger, amalgamation or other reorganization and may also be exercised for specified periods following the termination or death of the option holder. Options also become immediately exercisable in the event that any person acquires ninety percent of the common shares. No option may be exercisable for more than ten years after its grant. The exercise price for options is determined on the basis of the closing price of the common shares on The Toronto Stock Exchange on the trading date immediately preceding the date of the grant of the option.

   On April 27, 2000, the Company's shareholders approved a new stock option plan (the "2000 Plan") for employees who are residents of the United States. The total number of common shares reserved for issuance under the 2000 Plan may not exceed 3,000,000. Subject to the discretion of the Board or an option committee, options granted under the 2000 Plan have a term of five years from the date of grant and vest at a rate of 25% one year after the date of the grant of the option, and at a rate of 2.0833% each month after such initial one-year period. Options may become immediately exercisable at the discretion of the Board in the event of a take-over bid, merger, amalgamation or other reorganization and may also be exercised for specified periods following the termination or death of the option holder. No option may be exercisable for more than 10 years after its grant. The exercise price for options is determined on the basis of the closing price of the common shares on The Nasdaq National Market on the trading date immediately preceding the date of the grant of the option.

   On October 19, 2000, our shareholders adopted our 2000 directors' incentive plan. The directors' incentive plan permits us to issue our common shares and options to acquire our common shares to members of our board of directors who are not also employed by us on a full-time basis. Up to 500,000 common shares may be issued under the directors' incentive plan. The directors' incentive plan is administered by our board of directors. Subject to the discretion of the board, options granted under the plan have a term of ten years from the date of grant and vest at a rate of 25% one year after the date of the grant of the option, and at a rate of 2.0833% each month after such initial one-year period. Options may become fully vested in the event of a sale of all or substantially all of our assets, merger or consolidation in which our shareholders immediately prior to the merger or consolidation would not hold more than 50% of the voting power of the surviving corporation, or acquisition of more than 50% of our voting securities by a single party and its affiliates. Option can only be exercised while a person remains a director or within one year after he or she ceases to be a director. The exercise price for options is determined on the basis of the closing price of the common shares on The Nasdaq National Market on the trading date immediately preceding the date of the grant of the option.

                        CERTICOM CORP. AND SUBSIDIARIES

   The directors' incentive plan also permits the board to directly issue common shares to our outside directors. Common shares may be issued for reasons determined by the board, including as payment for services provided to us by a director. The board will determine the price and terms of any common shares issued to a director. A director may be eligible to participate in the directors' incentive plan even if he or she receives fees or other consideration for services on the board of directors or its committees; is employed by us for 20 hours or less per week or five months or less in a calendar year; or provides consulting services to us, but is not eligible to participate in our Employee Stock Purchase Plan.

   The following table summarizes information about stock options outstanding at April 30, 2001:

                                  Options Outstanding          Options Exercisable
                         ------------------------------------- --------------------
                                     Weighted Average Weighted             Weighted
                                        Remaining     Average              Average
                           Number    Contractual Life Exercise   Number    Exercise
Range of Exercise Price  Outstanding     (Years)       Price   Exercisable  Price
-----------------------  ----------- ---------------- -------- ----------- --------
 $0.04-$4.29............    927,311        2.66        $ 3.01     390,269   $ 2.65
 $4.30-$4.99............  1,569,954        2.73          4.72     727,196     4.74
 $5.00-$9.00............  1,148,226        2.87          7.04     579,296     7.24
 $9.01-$14.99...........  1,208,193        4.59         15.37     172,253    13.88
 $15.00-$29.99..........  1,046,268        3.97         20.58     219,554    19.53
 $30.00-$72.28..........  1,060,331        3.95         40.06     241,050    42.83
                          ---------        ----        ------   ---------   ------
                         6,960,283         3.44        $14.49   2,329,618   $11.03
                          =========        ====        ======   =========   ======

   At April 30, 2000 and 1999, options to acquire 1,219,976 and 376,618 shares of our common stock were exercisable at a weighted average exercise price of $4.50 and $4.26, respectively.

   Changes for the employee stock option plans during the years ended April 30, 2001, 2000 and 1999 were as follows:

                                            Year Ended April 30,
                          -------------------------------------------------------------
                                 2001                 2000                1999
                          -------------------  ------------------- --------------------
                                     Weighted             Weighted             Weighted
                                     Average              Average              Average
                          Number of  Exercise  Number of  Exercise Number of   Exercise
                           Shares     Price     Shares     Price     Shares     Price
                          ---------  --------  ---------  -------- ----------  --------
Outstanding at beginning
 of year................  5,155,300  $ 12.36   3,603,198   $ 4.46   3,512,562   $ 7.11
Granted.................  2,435,501    17.61   2,783,866    19.37   1,681,300     3.89
Exercised...............   (489,041)   (4.30)   (850,000)   (4.48)    (96,678)   (2.56)
Canceled................   (141,477)  (15.10)   (381,764)   (5.31)   (770,660)   (7.48)
Canceled for
 reissuance.............        --      0.00         --       --   (2,843,584)   (9.74)
Reissued................        --      0.00         --       --    2,120,258     5.06
                          ---------  -------   ---------   ------  ----------   ------
Outstanding at end of
 year...................  6,960,283  $ 14.49   5,155,300   $12.36   3,603,198   $ 4.46
                          =========  =======   =========   ======  ==========   ======
Exercisable at end of
 year...................  2,329,618  $ 11.03   1,219,976   $ 4.50     376,618   $ 4.26
                          =========  =======   =========   ======  ==========   ======
Weighted average fair
 value of options
 granted during the
 year...................  $   14.07            $   19.71           $     1.91

                        CERTICOM CORP. AND SUBSIDIARIES

 Options Assumed in Connection with Acquisitions

   On July 29, 1998, January 26, 2000 and September 12, 2000, we acquired Consensus Development Corporation, Trustpoint and DRG Resources Group, Inc., respectively. The outstanding stock options of these three companies were converted at the time of each acquisition into options to acquire our common shares. The Consensus Development Corporation options were converted into options to acquire 799,818 of our common shares, the Trustpoint options were converted into options to acquire 98,884 of our common shares, and the DRG Resources Group, Inc. options were converted into options to acquire 103,100 of our common shares. As of April 30, 2001, remaining assumed options to acquire 282,312 of our common shares in connection with acquisition of Consensus Development Corporation were outstanding and exercisable at a weighted average exercise price of $0.39 per share, remaining assumed options to acquire 49,096 of our common shares in connection with acquisition of Trustpoint were outstanding and exercisable at a weighted average exercise price of $6.38 per share and remaining options to acquire 90,350 and 0 of our common shares in connection with acquisition of DRG Resources Group, Inc. were outstanding and exercisable respectively at a weighted average exercise price of $38.94 per share. We will not grant any additional options under the Consensus Development Corporation, the Trustpoint or the DRG Resources Group, Inc. option plans.

 Accounting for Stock-Based Compensation

   As a result of the Company applying APB No. 25, SFAS No. 123, "Accounting for Stock-Based Compensation," we are required to disclose pro forma compensation expense arising from the Company's stock compensation plans based on the fair value of the options granted. The pro forma expense is measured as the fair value of the award at the date it is granted using an option-pricing model that takes into account the exercise price and expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the expected term of the option. The compensation cost is recognized over the service period, usually the period from the grant date to the vesting date.

   Had the compensation cost for the Company's plan been determined based on the fair value at the dates of award under the plan consistent with the method of SFAS No. 123, the Company's net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts indicated below (in thousands of U.S. dollars, except per share data):

                                                    Years Ended April 30,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
   Net loss:
     As reported................................. $(40,672) $(17,869) $(15,381)
     Pro forma................................... $(65,672) $(27,913) $(22,395)
   Basic and diluted net loss per common share:
     As reported................................. $  (1.54) $  (0.80) $  (0.73)
     Pro forma................................... $  (2.49) $  (1.25) $  (1.07)

   The fair value of the options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                               Years Ended
                                                                April 30,
                                                             ------------------
                                                             2001  2000   1999
                                                             ----  -----  -----
   Expected life (years)....................................    4      4      4
   Risk free interest rate.................................. 6.14%  6.02%  5.08%
   Expected volatility......................................  120% 91.00% 60.00%
   Dividend yield...........................................  --     --     --
                                                             ----  -----  -----

                        CERTICOM CORP. AND SUBSIDIARIES

   During the year ended April 30, 1997 certain option grants were made at prices below the market price. The excess of market price over the exercise price is being amortized over the vesting period of the related options that ended in fiscal 2000.

 Conversion of Stock Options

   We assumed certain options in connection with the acquisition of Consensus Development Corporation and converted these to options to acquire 799,818 of our common shares at a weighted average exercise price of $0.39 per share. During the years ended April 30, 2001, 2000 and 1999, 91,844, 204,072 and
49,788 of such options were exercised. We assumed certain options in connection with the acquisition of Trustpoint in fiscal 2000 and converted these to options to acquire 98,884 of our common shares at a weighted average exercise price of $5.55 per share. During the year ended April 30, 2001 and 2000, 43,520 and 6,134 of such options were exercised at weighted average exercise price $12.30 and $4.01 per share respectively. The amounts relating to options exercised during the year were transferred from additional paid-in capital to common shares.

 Stock Option Repricing

   In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees," which, among other things, requires variable-award accounting for repriced options from the date the options are repriced until the date of exercise. This interpretation became effective on July 1, 2000 to cover specific events that occur after December 15, 1998. On March 17, 1999, our Board of Directors approved the exchange of options to acquire an aggregate of 1,106,240 of our common shares for options having a right to acquire 382,914 common shares. Because these options were repriced after December 15, 1998, they are covered by the interpretation. Accordingly, these options will be accounted for as variable until the date they are exercised, forfeited or expire unexercised. Additional compensation cost will be measured for the full amount of any increases in share price after July 1, 2001 and will be recognized over the remaining vesting period. Any adjustment to the compensation cost for further changes in share price after the options vest will be recognized immediately. Compensation amortization expense of approximately $312 thousand was recorded for the fiscal year ended April 30, 2001. Deferred compensation expense, a contra-equity account, of approximately $329 thousand was recorded on the balance sheet as of April 30, 2001.

Note 10: Income Taxes

   The Company recorded current income tax expense (benefit) of approximately $135,000, $334,000 and ($92,000) for the years ended April 30, 2001, 2000, and
1999, respectively.

                        CERTICOM CORP. AND SUBSIDIARIES

   The tax effect of significant temporary differences representing deferred tax assets is as follows (in thousands of U.S. dollars):

                                                     Years Ended April 30,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
   Deferred tax assets:
     Operating loss carryforwards................. $ 30,636  $ 14,442  $ 11,729
     Tax credit carryforwards.....................    1,895       638       647
     Capitalized research expenditures............      --        579       423
     Reserve, accruals and allowances.............      888       266       270
     Fixed assets.................................    1,761       653       182
     Lease inducement.............................      --        164       --
     Other........................................      --        279       166
                                                   --------  --------  --------
     Net deferred tax assets......................   35,180    17,021    13,417
     Valuation allowance..........................  (33,700)  (17,021)  (13,417)
                                                   --------  --------  --------
       Total deferred tax liabilities............. $  1,480  $    --   $    --
                                                   ========  ========  ========
   Deferred tax liabilities:
     Intangible assets acquired...................     (568)      --        --
     Capitalized software.........................     (912)      --        --
                                                   --------  --------  --------
       Total deferred tax liabilities.............   (1,480)      --        --
                                                   --------  --------  --------
       Net deferred tax assets (liabilities)...... $    --   $    --   $    --
                                                   ========  ========  ========

   The Company has determined that realization is not more likely than not and therefore a valuation allowance has been recorded against this deferred income tax asset. A reconciliation between the Company's statutory and effective tax rates is as follows:

                             Years Ended April
                                    30,
                             ---------------------
                             2001    2000    1999
                             -----   -----   -----
   Statutory rate..........   42.1 %  44.6 %  44.6 %
   Permanent differences...   (0.1)   (0.5)   (0.2)
   Net opening loss
    currently not
    benefited..............  (42.0)  (44.1)  (44.4)
   Foreign taxes...........    --     (1.9)   (0.7)
   Scientific research
    investment tax credit..    --      --      1.3
   Other...................   (0.3)    --      --
                             -----   -----   -----
   Effective tax rate......   (0.3)%  (1.9)%   0.6 %
                             =====   =====   =====

   Due to the Company's recent history of operating losses, a valuation allowance had been established against the deferred tax assets because it is presently unable to conclude that it is more likely than not that deferred tax assets will be realized.

   For the year ended April 30, 2001, approximately $2 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in capital rather than current earnings when utilized.

   As of April 30, 2001, the Company had net operating loss carryforwards for Canadian, U.S. federal and U.S. state income tax purposes of approximately $32.6 million, $38.7 million and $18.5 million, respectively. The Canadian net operating loss carryforwards, if not utilized, will begin to expire in 2002. The federal net operating loss carryforwards, if not utilized, will begin to expire in 2020. The California net operating loss carryforwards, if not utilized, will begin to expire in 2005.

                        CERTICOM CORP. AND SUBSIDIARIES

   As of April 30, 2001, the Company had tax credit carryforwards for Canadian, U.S. federal and U.S. state income tax purposes of approximately $1.5 million, $0.3 million, $0.3 million, respectively. The Canadian credit carryforwards, if not utilized, will begin to expire in 2002. The U.S. federal credit carryforwards, if not utilized, will begin to expire in 2020. The U.S. state credits will carryforward indefinitely.

   In addition, at April 30, 2001, the Company had an unclaimed scientific and research and experimental development expenditure pool balance of approximately $4.5 million which can be applied against future taxable income.

   The U.S. Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" as defined. Some of the U.S. federal and state net operating loss carryforwards are subject to limitation as a result of these restrictions. The ownership change restrictions are not expected to impair the Company's ability to utilize the affected carryforward items. If there should be a subsequent ownership change, as defined, of the Company, its ability to utilize its carryforwards could be reduced.

Note 11: Segment Information

   The Company operates in one reportable segment and is a developer, manufacturer and vendor of digital information security products, technologies and services within the industry segment of electronic commerce. Information about the Companies' revenues is as follows (in thousands of U.S. dollars):

                                                          Years Ended April 30,
                                                          ----------------------
                                                           2001    2000    1999
                                                          ------- ------- ------
   Software license...................................... $20,571 $ 9,259 $2,665
   Consulting............................................   4,987   1,988    971
   Hardware..............................................   1,089     793    406
                                                          ------- ------- ------
     Total revenue....................................... $26,647 $12,040 $4,042
                                                          ======= ======= ======

   Information about the Company's geographic operations is given below (in thousands of U.S. dollars):

                                                         Years Ended April 30,
                                                         ----------------------
                                                          2001    2000    1999
                                                         ------- ------- ------
   U.S.................................................. $20,425 $10,971 $3,072
   Canadian.............................................   3,651     494    588
   International (non-Canadian/US)......................   2,571     575    382
                                                         ------- ------- ------
     Total revenue...................................... $26,647 $12,040 $4,042
                                                         ======= ======= ======

                                                           Years Ended April 30,
                                                           ---------------------
                                                              2001       2000
                                                           ---------- ----------
   Total long-lived assets:
   United States.......................................... $   39,865 $   27,222
   Canada.................................................      4,771      3,301
                                                           ---------- ----------
     Total................................................ $   44,636 $   30,523
                                                           ========== ==========

                        CERTICOM CORP. AND SUBSIDIARIES

Note 12: Significant Customers

   One of our customers accounted for approximately 23% of our revenue in fiscal 2001 while no customer accounted for 10% or more of our revenue in fiscal 2000 or 1999.

Note 13: Commitments and Contingencies

 Operating leases

   At April 30, 2001 the Company has operating leases for office and furniture and equipment with the following minimum annual rental payments (in thousands of U.S. dollars):

     Years ended April 30,
     ---------------------
     2002.............................................................. $ 4,117
     2003..............................................................   3,845
     2004..............................................................   3,855
     2005..............................................................   3,948
     2006..............................................................   3,927
     Thereafter........................................................  10,921
                                                                        -------
       Total minimum rental payments................................... $30,613
                                                                        =======

   Rental expense under operating leases amounted to approximately $2,196,000 in 2001, $1,520,000 in 2000 and $438,000 in 1999.

   The Company has an outstanding letter of guarantee of approximately $2,000,000 in respect of a lease for its office premises.

   Through April 30, 2001 we have capitalized leasehold improvements and related construction costs totaling approximately $7.7 million and $1.7 million for our U.S. and Canadian facilities, respectively. In addition, we anticipate incurring approximately an additional $3.6 million and $7.4 million subsequent to April 30, 2001 to complete the build-out of our Hayward and Canadian facilities, respectively.

 Litigation

   We are subject to legal proceedings and claims that arise in the ordinary course of our business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of our company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to us.

   One of our suppliers, East West Imports, Inc. dba California Computers, has filed suit in the Superior Court of the State of California, County of Alameda, for payment of approximately $230,000 plus costs, attorney fees, and interest. Among other defenses, the focus of Certicom's dispute is whether or not a number of personal computers and peripheral items were actually received by Certicom. At present both parties are attempting to ascertain the proper amount owed, and we anticipate a settlement on fair and reasonable terms may be possible in the near future. In the event that no such settlement is reached within a reasonable time, we intend to vigorously defend any litigation over disputed amounts. In such case there can be no assurance that we will be successful in doing so, or that such disputes will not have a material adverse impact on us.

                        CERTICOM CORP. AND SUBSIDIARIES

Note 14: Subsequent Event

1. Restructuring Costs and Other Special Charges (Unaudited)

   On June 4, 2001, we announced a restructuring program to prioritize our initiatives around high-growth areas of our business, reduce discretionary spending, and improve efficiency. This restructuring program includes a reduction of our full-time employee headcount, consolidation of excess facilities, and restructuring of certain business functions.

   As a result of the restructuring program, we will, assuming we cannot sublease our excess facilities, record estimated restructuring costs and other special charges of approximately $23.1 million described below.

 Workforce reduction

   The restructuring program will result in the reduction by approximately 30% of our regular employees across all business functions, and geographic regions. The workforce reductions started and will be substantially completed in the first quarter of fiscal 2002. We will record an estimated workforce reduction charge of approximately $2.2 million relating primarily to severance and fringe benefits.

 Consolidation of excess facilities and other special charges

   We will record a restructuring charge of approximately $7.9 million for excess facilities relating primarily to lease terminations and non-cancelable lease costs under the assumption that we will not be able to sublease our excess facilities. Property and equipment that will be disposed or removed from operations will result in an estimated charge of $3.7 million and consisted primarily of leasehold improvements, and office equipment, furniture, and fixtures.

 Impairment of goodwill and purchased intangible assets

   Due to the decline in current business conditions, we have restructured certain functions and realign resources to focus on high-growth markets and core opportunities. As a result, we will record a charge of $9.3 million related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets.

   Remaining cash expenditures relating to workforce reductions and termination of agreements will be substantially paid in the second and third quarter of fiscal 2002. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2007. We expect to substantially complete implementation of our restructuring program during the next six months.

2. Introduction of Subscription Business Model

   In June 2001, we converted our enabling technologies products primarily to subscription-based licenses. In addition, our trust services and enterprise application solutions product lines are accounted for under the subscription model. Subscription licenses provide our customers with rights to use our software for a specified period of time. Customers are entitled to use the license and receive certain customer support services over the license term. In addition, depending on the type of license, our customers will have access to unspecified upgrades on an "if and when available" basis.

                      SUPPLEMENTARY FINANCIAL INFORMATION

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
             (in thousands of U.S. dollars, except per share data)

   The following table contains unaudited Statement of Operations information for each quarter of fiscal 2001 and 2000 (in thousands of U.S. dollars, except per share data). The operating results for any quarter are not necessarily indicative of results for any future period.

                                             Year ended April 30, 2001
                                         ------------------------------------
                                          First   Second    Third     Fourth
                                         Quarter  Quarter  Quarter   Quarter
                                         -------  -------  --------  --------
Revenues................................ $ 5,053  $ 6,301  $  7,627  $  7,666
Total costs and expenses................  12,149   16,168    20,150    21,157
Net loss................................  (6,647)  (9,089)  (12,042)  (12,894)
Basic and diluted net loss per
 share(1)............................... $ (0.26) $ (0.35) $  (0.46) $  (0.46)
Shares used in computing basic and
 diluted net loss per share (000's).....  25,572   25,974    26,239    27,773
                                         =======  =======  ========  ========

                                             Year ended April 30, 2000
                                         ------------------------------------
                                          First   Second    Third     Fourth
                                         Quarter  Quarter  Quarter   Quarter
                                         -------  -------  --------  --------
Revenues................................ $ 2,148  $ 2,612  $  3,309  $  3,971
Total costs and expenses................   5,676    6,040     7,248    10,252
Net loss................................  (3,676)  (3,435)   (3,930)   (6,828)
Basic and diluted net loss per
 share(1)............................... $ (0.17) $ (0.16) $  (0.18) $  (0.30)
Shares used in computing basic and
 diluted net loss per share (000's).....  21,843   21,894    22,348    22,951
                                         =======  =======  ========  ========

--------
Note:
(1) the sum of quarterly per share amounts may not equal to per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                            Additions
                                 Balance at  Charged                 Balance at
                                 Beginning     to       Deductions     End of
                                 of Period  Expenses  Write-offs (1)   Period
                                 ---------- --------- -------------- ----------
                                           U.S. dollars in thousands
Year ended April 30, 2001.......    161        924          10          1075
Year ended April 30, 2000.......     13        148          --           161
Year ended April 30, 1999.......     14         41          42            13
                                    ===        ===         ===          ====

--------
Note:
(1) Uncollectible accounts written off, net of recoveries