Form 10-Q
period 2001-07-31
CERTICOM CORP
filed 2001-09-14
CIK 1075710

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended July 31, 2001 or

[_]   Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ___ to ___


                       Commission File Number: 001-15010

                                CERTICOM CORP.
        --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Yukon Territory, Canada                                    Not Applicable
-----------------------                                    --------------------
(Province or other                                         (I.R.S. Employer
jurisdiction of                                            Identification No.)
incorporation)


25821 Industrial Boulevard
Hayward, California                                              94545
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

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

As of August 31, 2001, there were 31,423,004 of registrant's common shares, no par value, outstanding.

                               TABLE OF CONTENTS

                                                                                                             Page
Exchange Rate Information................................................................................     1

Special Note Regarding Forward-Looking Statements........................................................     1

                                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.............................................................................     2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............     11

        Factors That May Affect Operating Results........................................................     19

Item 3. Quantitative and Qualitative Disclosure About Market Risk........................................     30

                                       PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................................................     31

Item 6. Exhibits and Reports on Form 8-K.................................................................     32

Signatures...............................................................................................     33

     Unless otherwise indicated, all information in this Form 10-Q gives effect to the 2-for-1 split of the Company's outstanding common shares, which occurred on July 12, 2000.

     Certicom(R) and Security Builder(R) are our registered trademarks, and certicom encryption(TM), SSL Plus(TM), WTLS Plus(TM), Certilock(TM), Certifax(TM), MobileTrust(TM), Trustpoint(TM), movian(TM), movianVPN(TM) and movianCrypt(TM) are our trademarks.

     In this Form 10-Q, the terms "Certicom", "the Company", "we", "us", and "our" refer to Certicom Corp., a Yukon Territory, Canada corporation, and/or its subsidiaries.

                           EXCHANGE RATE INFORMATION

     Unless otherwise indicated, all dollar amounts in this Form 10-Q are expressed in United States dollars. References to "$" or "U.S.$" are to United States dollars, and references to "Cdn.$" are to Canadian dollars. The following table sets forth, for each period indicated, information concerning the exchange rates between U.S. dollars and Canadian dollars based on the inverse of the noon buying rate in the City of New York on the last business day of each month during the period for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). The table illustrates how many U.S. dollars it would take to buy one Canadian dollar. On July 31, 2001, the Noon Buying Rate was U.S. $0.6532 per Cdn.$1.00.

                                                                U.S.$ per Cdn.$ Noon Buying Rate
                                                      ------------------------------------------------------
                                                      Average (1)        Low        High       Period End
                                                      --------------  ----------  ----------  --------------
      Fiscal year ended
      -----------------
      April 30, 2001                                     0.6616         0.6831      0.6333        0.6510

      Three months ended
      ------------------
      July 31, 2000                                      0.6740         0.6831      0.6629        0.6720
      July 31, 2001                                      0.6527         0.6622      0.6435        0.6532

_____________
(1) The average of the daily Noon Buying Rates on the last business day of each month during the period.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. When used in this document, the words "may," "would," "could," "will," "intend," "plan," "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, those which are discussed in "Factors That May Affect Operating Results" beginning on page 19 of this Form 10-Q, in our Annual Report on Form 10-K and in other documents that we file with the Securities and Exchange Commission and Canadian securities regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as intended, planned, anticipated, believed, estimated or expected. We do not intend, and do not assume any obligation, to update these forward-looking statements.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        CERTICOM CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (In thousands of U.S. dollars, except number of shares)

                                                                                         July 31,        April 30,
                                                                                           2001             2001
                                                                                       -----------      ---------
                                                                                        (Unaudited)
ASSETS
Current assets:
     Cash........................................................................      $       1,675    $   1,942
     Marketable securities, available for sale ..................................             31,414       50,310
     Accounts receivable (net of allowance for doubtful
        accounts of $904 and $211, respectively) ................................              5,383        7,149
     Prepaid expenses and deposits ..............................................              3,074        3,428
                                                                                       -------------    ---------
        Total current assets ....................................................             41,546       62,829


Property and equipment, net .....................................................             24,172       18,288
Intangibles, net ................................................................             14,597       26,348
Restricted cash .................................................................              2,009        2,009
                                                                                       -------------    ---------
        Total assets.............................................................      $      82,324    $ 109,474
                                                                                       =============    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable............................................................      $       7,241    $   9,240
     Accrued liabilities ........................................................              2,760        3,106
     Accrued restructuring charges ..............................................              1,716           --
     Deferred revenue ...........................................................              2,343        2,168
                                                                                       -------------    ---------
        Total current liabilities ...............................................             14,060       14,514

Other payables ..................................................................                510          510
Accrued restructuring charges ...................................................              1,102           --
Lease inducements ...............................................................              1,649        1,093
                                                                                       -------------    ---------
        Total liabilities .......................................................             17,321       16,117

Shareholders' equity:
     Common shares, no par value; shares authorized: unlimited;
       shares issued and outstanding: 31,250,343 and 25,747,549, respectively....            182,427      175,151
     Additional paid-in capital .................................................             13,862       19,945
     Deferred compensation expense ..............................................             (1,204)      (4,314)
     Accumulated other comprehensive loss .......................................             (2,704)      (2,615)
     Foreign currency translation adjustment ....................................                162          155
     Retained deficit ...........................................................           (127,540)     (94,965)
                                                                                       -------------    ----------
        Total shareholders' equity ..............................................             65,003       93,357
                                                                                       -------------    ---------
        Total liabilities and shareholders' equity ..............................      $      82,324    $ 109,474
                                                                                       =============    =========

     See accompanying notes to condensed consolidated financial statements.

                        CERTICOM CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (In thousands of U.S. dollars, except number of shares and per share data)
                                  (Unaudited)

                                                                              Three months ended July 31,
                                                                                 2001            2000
                                                                            --------------   -------------
Revenues:
    Products .............................................................. $       950      $     4,396
    Services ..............................................................       1,594              657
                                                                            -----------      -----------
      Total revenues ......................................................       2,544            5,053

Cost of revenues:
    Products ..............................................................          76              232
    Services (including deferred compensation amortization
     expense of $774 and $0, respectively) ................................       2,233            1,127
                                                                            -----------      -----------
      Total cost of revenues ..............................................       2,309            1,359

                                                                            -----------      -----------
Gross margin ..............................................................         235            3,694

Operating expenses:
    Sales and marketing ...................................................       5,610            3,031
    Product development and engineering ...................................       2,776            2,428
    General and administrative (including stock compensation
     amortization credit of ($311) and expense of $111, respectively)......       2,666            2,583
    Depreciation and amortization .........................................       3,589            2,748
    Impairment of goodwill and other intangibles...........................       9,352               --
    Restructuring costs ...................................................       9,533               --
                                                                            -----------      -----------
      Total operating expenses ............................................      33,526           10,790

Loss from operations ......................................................     (33,291)          (7,096)

Other income (expense):
    Interest income and other income and expense, net .....................         716              952
    Interest (expense) ....................................................          --             (423)
                                                                            -----------      -----------
      Total other income (expense) ........................................         716              529

Loss before provision for income taxes ....................................     (32,575)          (6,567)

Provision for income taxes ................................................          --               80

                                                                            -----------      -----------
Net loss .................................................................. $   (32,575)     $    (6,647)
                                                                            ===========      ===========

Basic and diluted net loss per share ...................................... $     (1.06)     $     (0.26)
                                                                            ===========      ===========

Shares used in basic and diluted net loss per share calculations ..........  30,772,332       25,571,708
                                                                            ===========      ===========

    See accompanying notes to condensed consolidated financial statements.

                        CERTICOM CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands of U.S. dollars)
                                  (Unaudited)

                                                                                          Three months ended July 31,
                                                                                             2001             2000
                                                                                         -------------    -------------
Cash flows from operating activities:
     Net loss..........................................................................  $    (32,575)    $     (6,647)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization..................................................         3,589            2,748
        Write-off of impaired goodwill.................................................         9,352                -
        Non-cash restructuring costs...................................................         7,936                -
        Stock compensation expense.....................................................           463              190
        Non-cash interest expense......................................................             -              423
        Changes in non-cash working capital items:
          Accounts receivable, net.....................................................         1,766              254
          Prepaid and other assets.....................................................           354              427
          Account payable..............................................................        (1,999)           1,456
          Accrued liabilities..........................................................          (346)             721
          Deferred revenue.............................................................           175              213
                                                                                         -------------    -------------
            Net cash used in operating activities......................................       (11,285)            (215)
                                                                                         -------------    -------------

Cash flows from investing activities:
     Purchase of equipment and software................................................        (9,314)          (1,333)
     Purchase of marketable securities, available for sale.............................       (75,581)          (1,035)
     Sales and maturities of marketable securities, available for sale.................        94,484                -
                                                                                         -------------    -------------
            Net cash provided by (used in) investing activities........................         9,589           (2,368)
                                                                                         -------------    -------------

Cash flows from financing activities:
     Issuance of common stock including the exercise of stock options, net.............         1,519           52,326
     Notes payable.....................................................................             -          (10,000)
                                                                                         -------------    -------------
            Net cash provided by financing activities..................................  $      1,519     $     42,326
                                                                                         -------------    -------------

Effect of exchange rate on cash and cash equivalents..................................            (90)               -
                                                                                         -------------    -------------
           Net increase in cash and cash equivalents..................................           (267)          39,743
                                                                                         -------------    -------------

Cash and cash equivalents, beginning of period........................................          1,942           10,508
                                                                                         -------------    -------------
Cash and cash equivalents, end of period..............................................   $      1,675     $     50,251
                                                                                         =============    =============

Supplemental disclosure of cash flow information:
     Income taxes paid.................................................................  $          -     $          -
     Interest paid.....................................................................  $          -     $         33

Non-cash investing and financing activities:
     Warrant issued in connection with line of credit..................................  $          -     $        423
     Deferred stock compensation.......................................................  $        463     $      1,627

    See accompanying notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

      The condensed consolidated financial statements included in this document are unaudited and reflect all adjustments (consisting only of normal recurring adjustments, except as noted) which are, in the opinion of our management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods shown. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2001 and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of this Form 10-Q. The results of operations for the three months ended July 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2002.

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

     In June 2001, we converted our enabling technologies products primarily to subscription-based licenses. In addition, our trust services and enterprise application software product lines are accounted for under the subscription model. Subscription licenses provide our customers with rights to use our software for a specified period of time. Customers are entitled to use the license and receive certain customer support services over the license term. In addition, depending on the type of license, our customers have access to unspecified upgrades on an "if and when available" basis. We expect the average duration of the subscription licenses to be between one and two years. Under subscription licenses, we bill our customers for the current year's product and service fees. The billed product and service fees are recognized as revenues ratably over the billed period, generally one year.

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

Impairment of Long-Lived Assets

     We evaluate the recoverability of our property and equipment and intangible assets in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 prescribes the accounting treatment for long-lived assets, identifiable intangibles and goodwill related to those assets when there are indications that the carrying value of those assets may not be recoverable. SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, we evaluate asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset.

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

Reclassifications

     Certain reclassifications have been made in the 2001 financial statement presentation to conform to the 2002 presentation.

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

     The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                                             Three months ended July 31,
                                                                          ---------------------------------
                                                                              2001              2000
                                                                          -------------      --------------
         Shares issuable under stock options...................            3,649,671          5,729,350
         Shares of restricted stock subject to repurchase......               46,384                  -
         Shares issuable pursuant to warrants..................               30,000             30,000

     The weighted average exercise price of stock options was $3.47 and $9.04 at July 31, 2001 and 2000, respectively. The purchase price of restricted stock was $38.94. The exercise price of outstanding warrants was Cdn.$38.13 per share ($24.91 based on the exchange rate on July 31, 2001).

Note 3. Comprehensive Income (Loss)

     Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The following table sets forth the components of comprehensive loss for the three months ended July 31, 2001 and 2000, respectively (in thousands of U.S. dollars):

                                                                                 Three months ended July 31,
                                                                                    2001             2000
                                                                                -------------    -------------
                                                                                (Unaudited)      (Unaudited)

      Net loss................................................................  $   (32,575)     $    (6,647)

      Other comprehensive income:
         Unrealized gain (loss) on marketable securities, available for sale..          (89)              33
                                                                                -----------      -----------

      Comprehensive loss......................................................  $   (32,664)     $    (6,614)
                                                                                ===========      ===========

Note 4. Impairment of Goodwill and Other Intangibles

     In connection with our restructuring program announced on June 4, 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisitions of DRG Resources Group, Inc. and Uptronics, Inc. We performed the assessment primarily due to changes in the economy, the overall decline in the industry growth rates, and our lower actual and projected operating results, including those related to our acquisitions of DRG Resources Group, Inc. and Uptronics Inc. As a result, we recorded an impairment of goodwill and other intangible assets of $9.4 million, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates as of June 4, 2001. We will continue to assess the recoverability of the remaining goodwill and other intangible assets periodically in accordance with our policy.

Note 5. Restructuring Costs

     On June 4, 2001, we announced a restructuring program to prioritize our initiatives, reduce costs not directly associated with selling and product development, decrease discretionary spending and improve efficiency. This restructuring program includes a reduction of our full-time employee headcount, consolidation of excess facilities and reengineering of certain business functions.

     As a result of the restructuring program, we recorded restructuring costs of approximately $9.5 million for the three months ended July 31, 2001. We recorded restructuring expenses in the following areas: 1) reduction in workforce; 2) consolidation of excess facilities and non-productive property and equipments; and 3) elimination of deferred compensation.

     We reduced our work force by approximately 30% across all business functions and geographic regions. We recorded an estimated charge of approximately $2.1 million relating primarily to severance and fringe benefits.

     We recorded a restructuring charge of approximately $5.1 million for property and equipment that will be disposed of or removed from operations and excess facilities relating primarily to non-cancelable lease costs under the assumption that we will not be able to sublease certain of our excess facilities in next two years.

     In connection with the acquisition of DRG Resources Group, Inc., we recorded approximately $7.7 million of deferred compensation expense in connection with shares subject to restriction under employment agreements signed with the former owners of DRG Resources Group, Inc. These amounts are being amortized over an eighteen months period. As a result of the restructuring program in June 2001, certain former owners of DRG Resources Group, Inc. left our company. The unvested shares that were restricted under the terms of these employment agreements were immediately vested upon terminations of the related employees. As a result, approximately $2.3 million of deferred compensation charges were recorded in the first quarter of fiscal 2002.

     In the first quarter of fiscal 2002, we paid approximately $1.6 million in cash for restructuring costs related to certain employee severance and other employee payments. The accrued restructuring and related expenses during the three months ended July 31, 2001 were comprised of the following (in thousands of U.S. dollars):

                                                                           Accrued
                                                                -------------------------------
                                                                  Current        Non-current
                                                                -------------   ---------------
      Work force reduction...................................     $    525        $      -
      Consolidation of excess facilities ....................        1,191           1,102

                                                                  --------        --------
         Total restructuring expenses........................     $  1,716        $  1,102
                                                                  ========        ========

     As of July 31, 2001, we anticipated paying these balances in the next 24 months.

Note 6. Segment Information and Significant Customer

     We operate in one reportable segment. We are a developer, manufacturer and vendor of digital information security products, technologies and services within the industry segment of electronic commerce.

     Information about our geographic operations is given below (in thousands of U.S. dollars):

                                                              Three months ended July 31,
                                                            ---------------------------------
                                                                 2001              2000
                                                            ---------------    --------------
             U.S........................................... $      1,899       $     4,403
             Canadian......................................          548                30
             International (non-Canadian/US)...............           97               620
                                                            ------------       -----------
               Total revenue............................... $      2,544       $     5,053
                                                            ============       ===========

     One of our customers accounted for approximately 11% of our revenue in the first quarter of fiscal 2002 and one of our customers accounted for approximately 24% of our revenue in the first quarter of fiscal 2001.

Note 7. Public Offering and Stock Split

     In May 2000, we completed a public offering of 2,500,000 common shares at a per share price of $23.15 in the United States and Canada for an aggregate offering price of approximately $57.9 million. Our net proceeds from the offering were approximately $51.5 million after deducting underwriting discounts and commissions and offering expenses.

     In March 2001, we issued 4,000,000 of our common shares in Canada and the United States at a per share price of Cdn.$12.50 (approximately$8.14 based on the exchange rate on April 30, 2001). The common shares have not been registered under the United States Securities Act of 1933, as amended. The gross proceeds of this offering were Cdn.$50.0 million (approximately $32.5 million based on the exchange rate on April 30, 2001). After deducting underwriting discounts and commissions and offering expenses, the net proceeds of this offering were Cdn.$47.2 million (approximately $30.8 million based on the exchange rate on April 30, 2001).

     On July 12, 2000, we completed a two-for-one split of our outstanding common shares. All share and per share amounts in this document have been adjusted to give effect to this split.

Note 8. Stock Option Repricing

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees," which, among other things, requires variable-award accounting for repriced options from the date the options are repriced until the date of exercise. This interpretation became effective on July 1, 2000 to cover specific events that occur after December 15, 1998. On March 17, 1999, our Board of Directors approved the exchange of options to acquire an aggregate of 1,106,240 of our common shares for options having a right to acquire 382,914 common shares. Because these options were repriced after December 15, 1998, they are covered by the interpretation. Accordingly, these options will be accounted for as variable until the date they are exercised, forfeited or expire unexercised. Additional compensation cost will be measured for the full amount of any increases in share price after July 1, 2001 and will be recognized over the remaining vesting period. Any adjustment to the compensation cost for further changes in share price after the options vest will be recognized immediately. Stock compensation amortization expense of $111 thousand was recorded for the three months ended July 31, 2000. As of July 31, 2001, price of our common shares was less than the exercise price of the repriced stock options. As a result, a credit of approximately $311 thousand was recorded to stock compensation amortization expenses in the first quarter of fiscal 2002. Deferred compensation expense related to this repricing of options was $0 at the end of first quarter of fiscal 2002.

     On July 6, 2001, we announced voluntary stock option exchange program to be offered to employees in which employees will be able to exchange current outstanding options for new options to be issued no sooner than six months and one day after the end of the exchange period. For existing options with exercise prices over $23.00, program participants will receive one new option for each two options tendered for exchange. For options with exercise prices between $10.00 and $22.99, program participants will receive two new options for each three options tendered for exchange. Options with exercise prices below $10.00 may not be voluntarily tendered for exchange under this new program. Each of the new options will have a vesting schedule whereby 25% will vest immediately upon issue, and the balance will vest monthly on a prorated basis for 24 months. The new options will be exercisable for a period of 5 years from the date of grant.

Note 9. Contingencies

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

     One of our suppliers, East West Imports, Inc. dba California Computers, has filed suit against us in the Superior Court of the State of California, County of Alameda, for payment of approximately $200,000 plus costs, attorney fees, and interest. The focus of our dispute is whether or not a number of personal computers and peripheral items were actually received by us. Both parties are attempting to ascertain the proper amount owed, and we anticipate a settlement on fair and reasonable terms is likely to occur shortly. In the event that no such settlement is reached within a reasonable time, we intend to vigorously defend any litigation over disputed amounts. In such case there can be no assurance that we will be successful in doing so, or that such disputes will not have a material adverse impact on us.

Note 10. Recent Accounting Pronouncement

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

     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". This statement addresses Financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and for the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of adopting SFAS 143 has not been determined.

Note 11. Subsequent Events

     On August 17, 2001, we announced that we would further reduce our workforce by approximately 25% by the end of the second quarter of fiscal 2002.

     On August 30, 2001, we issued and sold Cdn.$13.5 million (approximately $8.7 million based on the exchange rate on August 30, 2001) aggregate principal amount of 7.25% senior unsecured convertible notes (the "Notes") on a private placement basis. The Notes are convertible by the holders thereof, without payment of additional consideration, into an equal principal amount of 7.25% senior convertible unsecured subordinated debentures (the "Debentures") at any time and automatically at 5:00 pm (Toronto time) on the earlier of (i) the fifth business day after a receipt is issued by the last of the relevant securities regulatory authorities in Canada for a final prospectus qualifying the issuance of the Debentures on the conversion of the Notes, and (ii) August 30, 2002. The Debentures mature on August 30, 2004 and are convertible into our common shares at the holder's option at any time before the close of business on the earlier of August 30, 2004 and the last business day before the date specified for redemption at a conversion price of Cdn.$3.85 per common share. The net proceeds from the offering will be used for working capital and general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. When used in this document, the words "may," "would," "could," "will," "intend," "plan," "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, those which are discussed in "Factors That May Affect Operating Results" beginning on page 19 of this Form 10-Q, in our Annual Report on Form 10-K and in other documents that we file with the Securities and Exchange Commission and Canadian securities regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as intended, planned, anticipated, believed, estimated or expected. We do not intend, and do not assume any obligation, to update these forward-looking statements.

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

     On January 26, 2000, we acquired all the outstanding shares of common stock of Trustpoint, a corporation based in Mountain View, California. Trustpoint is a private developer of PKI products. OEMs use PKI products to develop authentication and certification applications and services. In connection with this acquisition, we issued 201,120 of our common shares in exchange for all of the outstanding shares of Trustpoint and we also assumed Trustpoint's outstanding employee stock options. The transaction was accounted for as a purchase and, accordingly, the total consideration of approximately $10.5 million has been allocated to the tangible and intangible assets acquired based on their respective fair values on the acquisition date. Trustpoint's results of operations have been included in the consolidated financial statements from the date of acquisition. As a result of our acquisition of Trustpoint, we recorded goodwill and other intangible assets of approximately $10 million. These amounts will be amortized over a three to five year period.

     On September 12, 2000, we completed our acquisition of DRG Resources Group, Inc., a corporation based in Redwood City, California. DRG Resources Group, Inc. is an e-commerce security consulting company. In connection with this acquisition, we issued 397,595 of our common shares in exchange for all of the outstanding shares of DRG Resources Group, Inc. and we also assumed DRG Resources Group, Inc.'s outstanding stock options. The transaction was accounted for as a purchase and, accordingly, the total consideration of approximately $18.0 million has been allocated to the tangible and intangible assets acquired based on their respective fair values on the acquisition date. The results of operations of DRG Resources Group, Inc. have been included in the consolidated financial statements from the date of acquisition. As a result of our acquisition of DRG Resources Group, Inc., we recorded goodwill, deferred compensation expense, and other intangible assets of approximately $17.9 million. As a result of our restructuring program in June 2001, certain former owners of DRG Resources Group, Inc. left our company.

     Our consolidated financial statements contained in this Form 10-Q are reported in U.S. dollars and are presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The following discussion and analysis relates to our financial statements that have been prepared in accordance with U.S. GAAP.

Results of Operations

     Although we have experienced substantial growth in revenues in recent periods, we have incurred substantial operating losses since our inception and we expect to incur substantial operating losses for the foreseeable future. As of July 31, 2001, we had an accumulated deficit of approximately $127.5 million as determined in accordance with U.S. GAAP. We expect to incur additional losses for the foreseeable future, and we may never achieve profitability.

     The following table sets out, for the periods indicated, selected financial information from our consolidated financial statements as a percentage of revenue.

                                                 Three months ended July 31,
                                                -------------------------------
                                                   2001                2000
                                                -------------      ------------
Consolidated Statement of Operations Data:          (%)                 (%)
Revenues:
   Products ..........................               37                  87
   Services ..........................               63                  13
     Total revenues ..................              100                 100
Cost of revenues:
   Products ..........................                3                   5
   Services ..........................               88 (1)              22
     Total costs .....................               91                  27
Operating expenses:
   Sales and marketing ...............              220                  60
   Product development and engineering              109                  48
   General and administrative ........              105                  51
   Depreciation and amortization .....              141                  54
   Goodwill impairment ...............              368                   -
   Restructuring costs ...............              375                   -
     Total operating expenses ........            1,318                 213
Loss from operations .................           (1,309)               (140)
Other income:
   Interest income ...................               28                  18
   Interest expense ..................                -                  (8)
     Total other income (expense) ....               28                  10
Loss before provision for income taxes           (1,281)               (130)
Provision for income taxes ...........                -                   2
                                                -------              ------
Net loss .............................           (1,281)               (132)
                                                =======              ======

____________
Note:
(1) Includes the amortization of deferred compensation expense in connection with the acquisition of DRG Resources Group, Inc. for three months ended July 31, 2001.

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

     In June 2001, we converted our enabling technologies products primarily to subscription-based licenses. In addition, our trust services and enterprise application software product lines are accounted for under the subscription model. Subscription licenses provide our customers with rights to use our software for a specified period of time. Customers are entitled to use the license and receive certain customer support services over the license term. In addition, depending on the type of license, our customers have access to unspecified upgrades on an "if and when available" basis. We expect the average duration of the subscription licenses to be between one and two years. Under subscription licenses, we bill our customers for the current year's product and service fees. The billed product and service fees are recognized as revenues ratably over the billed period, generally one year.

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

     We operate in one reportable segment. We derive our revenues from a variety of sources that we generally classify as products and services. We earn products revenues from one-time base license fees or technology access fees, royalties, and hardware products. Our hardware products are manufactured by third parties to our specifications and resold by us to our customers. In addition, we earn revenues on a transaction basis through the sale of our authentication service offerings, which are primarily digital certificates. Services revenues are derived from the performance of contracted services for customers, maintenance, and support and training fees.

     We negotiate most of our customer contracts on a case-by-case basis. Prior to June 2001, most of our contracts (other than our contracts for professional services or hardware sales) include provisions for us to receive an up-front license fee and royalties. Our royalties for software licenses for mobile and wireless devices vary based on a number of factors, including the size of the contract and the nature of the contract, the customer, the device and the application.

     In June 2001, we converted our enabling technologies products primarily to subscription-based licenses. In addition, our trust services and enterprise application software product lines are accounted for under the subscription model. Under our subscription license model, we expect a significant percent of customers to renew their licenses upon license expiration. The change from perpetual licenses to subscription licenses has impacted our reported quarterly and annual revenues and will continue to do so on a going-forward basis as subscription license revenue will be amortized over the term of the subscription license. In the past, the majority of our perpetual license revenues have been recognized in the quarter of product delivery. Therefore, a subscription license order will result in substantially less current-quarter revenue than an equal-sized order for a perpetual license. We invoice our customers upfront for the full amount of a twelve-month subscription license period and collect the invoice within our standard payment terms. Although we expect that over the long term our cash flow from operations under the subscription license model will be equal to or greater than under the perpetual license model, in the near term we expect our cash flow from operations to decrease and deferred revenue to increase.

     The following table sets forth our revenues by category and by geography for the periods indicated:

                                          Three months ended July 31,
                                        ------------------------------
                                           2001               2000
                                        -----------        -----------
 Products                                   37%                87%
 Services                                   63                 13
                                           ---                ---
 Total revenue                             100%               100%
                                           ===                ===

 U.S. revenue                               75%                87%
 Canadian revenue                           21                  1
 International (non-Canadian/US) revenue     4                 12
                                           ---                ---
 Total revenue                             100%               100%
                                           ===                ===

     Total revenues for the three months ended July 31, 2001 were $2.5 million, a 50% decrease from $5.1 million for the three months ended July 31, 2000. The decrease was primarily attributable to our transition from the perpetual license model to the subscription license model. Under our new subscription license model, only a fraction of the total value of the contract is recorded as revenue in the quarter when the contract is signed and products are delivered. The remainder of the total value is recognized ratably over the term of the contract. In addition, the decrease was due to decreased sale size as larger companies deferred their purchases due to capital constraints under the current difficult economic environment.

     One of our customers accounted for approximately 11% of our revenue in the first quarter of fiscal 2002 and one of our customers accounted for approximately 24% of our revenue in the first quarter of fiscal 2001.

     Products revenues were $1.0 million for the three months ended July 31, 2001, a 78% decrease compared to $4.4 million for the three months ended July 31, 2000. The decrease was expected due to a portion of our new contracts being recognized using our subscription license model. Under our new subscription license model, we recognize revenue ratably over the term of the contract whereas under the perpetual license model we recognize revenue when the product is delivered. In addition, the decrease in revenue was also due to a reduction in the number of deals with large companies as large companies deferred their purchases due to capital constraints.

     Services revenues were $1.6 million for the three months ended July 31, 2001, a 143% increase compared to $0.7 million for the three months ended July 31, 2000. The increase in services revenue was due to an increase in contract development work by our professional services organization, a larger customer base, and to a lesser extent, increases in maintenance fees.

Cost of Revenues

     Cost of revenues consists of cost of products and services. Our cost of products consists primarily of the component cost of our hardware products manufactured by third parties to our specifications as well as the procured costs of third-party hardware technology. Cost of services consists primarily of costs related to professional services activities. These expenses include salaries, travel and related expenses, and amortization of deferred compensation expense in connection with the acquisition of DRG Resources Group, Inc.

     Total cost of revenues increased 70% to $2.3 million for the three months ended July 31, 2001 compared to $1.4 million for the three months ended July 31, 2000.

     Cost of products was $76,000 for the three months ended July 31, 2001, a 67% decrease compared to $232,000 for the same period of fiscal 2001. The decrease in cost of products in the first quarter of fiscal 2002 was primarily due to the lower hardware costs as a result of lower hardware sales.

     Cost of service was $2.2 million for the three months ended July 31, 2001, a 98% increase over $1.1 million for the three months ended July 31, 2000. This increase was primarily a result of the increase in the number of professional services providers, the deferred compensation expense in connection with the acquisition of DRG Resources Group, Inc. and launch of our trust services product offerings.

Operating Expenses

     Our operating expenses consist of sales and marketing, product development and engineering, general and administrative expenses, depreciation and amortization, and goodwill impairment and restructuring costs.

Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries and commissions, related travel, public relations and corporate communications costs, trade shows, marketing programs and market research.

     Sales and marketing expenses were $5.6 million for the three months ended July 31, 2001 compared to $3.0 million for the same period in fiscal 2001, an increase of 85%. These increased expenses in fiscal 2002 were primarily due to an increase in personnel costs and sales and marketing programs.

Product Development and Engineering

     Product development and engineering expenses consist primarily of employee salaries, sponsorship of cryptographic research activities at various universities, participation in various cryptographic, wireless and e-business standards associations and related travel and other costs. We have capitalized certain costs associated with the filing of patent applications in various jurisdictions. These patent filings are in the areas of ECC, various mathematical computational methodologies, security protocols and other cryptographic inventions. Once granted, we amortize the individual patent cost over three years. We capitalize patents not yet granted at their cost less a provision for the possibility of the patent not being granted or abandoned.

     Our product development and engineering expenses were $2.8 million for the three months ended July 31, 2001 compared to $2.4 million for the same period in fiscal 2001, an increase of 14%. These increases were the result of the addition of personnel and related costs necessary to support new and on-going product development in the first quarter of fiscal 2002.

General and Administrative

     General and administrative expenses consist primarily of salaries and other personnel-related expenses for executive, financial, legal, information services and administrative functions, and amortization of stock compensation expense.

     For the three months ended July 31, 2001, general and administrative expenses increased 3% to $2.7 million compared to $2.6 million for the same period in fiscal 2001. This increase was primarily due to the growth in personnel and office space in California.

Depreciation and Amortization

     Depreciation and amortization represent the allocation to income of the cost of fixed assets and intangibles including patents cost over their estimated useful lives.

     Depreciation and amortization increased 31% to $3.6 million for the three months ended July 31, 2001 compared to $2.7 million for the three months ended July 31, 2000. This increase was due to additions to our property and equipment assets.

Impairment of Goodwill and Other Intangibles

     In connection with our restructuring program announced on June 4, 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisitions of DRG Resources Group, Inc. and Uptronics, Inc. We performed the assessment primarily due to changes in the economy, the overall decline in the industry growth rates, and our lower actual and projected operating results, including those related to our acquisitions of DRG Resources Group, Inc. and Uptronics, Inc. As a result, we recorded impairment of goodwill and other intangible assets of $9.4 million, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates as of June 4, 2001. We will continue to assess the recoverability of the remaining goodwill and other intangible assets periodically in accordance with our policy.

Restructuring Costs

     On June 4, 2001, we announced a restructuring program. This restructuring program included a reduction of our full-time employee headcount in most functional areas, consolidation of excess facilities a reduction in discretionary expenses and restructuring of certain business processes and functions.

     As a result of the restructuring program, we recorded approximately $9.5 million of restructuring costs for the three months ended July 31, 2001. We recorded restructuring expenses in the following areas: 1) reduction in workforce; 2) consolidation of excess facilities and non-productive property and equipments; and 3) elimination of deferred compensation.

     We reduced our workforce by approximately 30% across all business functions and geographic regions. We recorded an estimated charge of approximately $2.1 million relating primarily to severance and fringe benefits.

     We recorded a restructuring charge of approximately $5.1 million for excess facilities relating primarily to non-cancelable lease costs under the assumption that we will not be able to sublease certain of our excess facilities in next two years.

     In connection with the acquisition of DRG Resources Group, Inc., we recorded approximately $7.7 million of deferred compensation expense in connection with shares subject to restriction under employment agreements signed with the former owners of DRG Resources Group, Inc. These amounts are being amortized over an eighteen month period. As a result of the restructuring program in June 2001, certain former owners of DRG Resources Group, Inc. left our company. The unvested shares that were restricted under the terms of these employment agreements were immediately vested upon terminations of the related employees. As a result, approximately $2.3 million of deferred compensation charges were recorded in the first quarter of fiscal 2002.

     In the first quarter of fiscal 2002, we paid approximately $1.6 million in cash for restructuring costs related to certain employee severance and other employee payments. The accrued restructuring and related expenses during the three months ended July 31, 2001 were comprised of the following (in thousands of U.S. dollars):

                                                            Accrued
                                                   ----------------------------
                                                    Current        Non-current
                                                   ---------       -----------
          Work force reduction..................    $  525           $    -
          Consolidation of excess facilities....     1,191            1,102
                                                    ------           ------
             Total restructuring expenses ......    $1,716           $1,102
                                                    ======           ======

     As of July 31, 2001, we anticipated paying these balances in the next 24 months.

Interest and Other Income (Expense)

     For the three months ended July 31, 2001, interest income was $0.7 million compared to interest income of $1.0 million for the same period in fiscal 2001. This decrease resulted from a decrease in the amount of cash and marketable securities invested and lower interest rates on the short-term investments for the quarter ended July 31, 2001 compared to the quarter ended July 31, 2000. As of the end of fiscal year 2000, we had borrowed $10 million from Sand Hill Capital II, LP (Sand Hill). In connection with this financing, we issued a warrant which entitles Sand Hill to purchase 30,000 of our common shares at an exercise price of Cdn$38.13 per share (U.S.$24.91 based on the exchange rate on July 31, 2001) until April 27, 2005. The warrant was valued at $423,000 at the time of issuance based on the Black-Scholes option valuation model. In the first quarter of fiscal 2001, we recorded a one-time, non-cash interest expense of $0.4 million related to the warrant issued to Sand Hill. The value of the warrant was charged to interest expense in the first quarter of fiscal 2001 as the loan was re-paid with proceeds from our public offering in May 2000.

Provision for Income Taxes

     We pay taxes in accordance with U.S. federal, state and local tax laws and Canadian federal, provincial and municipal tax laws. Income tax was $80 thousand for the three months ended July 31, 2000. We do not expect to pay significant corporate income taxes in both Canada and the United States in the foreseeable future because we have significant tax credits and net operating loss carryforwards for Canadian, U.S. federal and U.S. state income tax purposes.

Financial Condition, Liquidity and Capital Resources

     In May 2000, we completed a public offering of 2,500,000 common shares at a per share price of $23.15 in the United States and Canada for an aggregate offering price of approximately $57.9 million. Our net proceeds from the offering were approximately $51.5 million after deducting underwriting discounts and commissions and offering expenses. On April 27, 2000, we borrowed $10 million from Sand Hill, at the prime rate of interest plus 3%. As partial consideration for making advances to us under this credit facility, we granted Sand Hill a warrant to purchase up to 30,000 of our common shares at an exercise price of Cdn.$38.13 per share ($24.91 based on the exchange rate on July 31, 2001) until April 27, 2005. We repaid the loan and interest on May 5, 2000, using a portion of the proceeds received from our public offering, and terminated this facility.

     In March 2001, we issued 4,000,000 of our common shares in Canada and the United States at a per share price of Cdn.$12.50 (approximately $8.17 based on the exchange rate on July 31, 2001). The common shares have not been registered under the United States Securities Act of 1933, as amended. The gross proceeds of this offering were

Cdn.$50.0 million (approximately $32.7 million based on the exchange rate on July 31, 2001). After deducting underwriting discounts and commissions and offering expenses, the net proceeds of this offering were Cdn.$47.2 million (approximately $30.8 million based on the exchange rate on July 31, 2001).

     On August 30, 2001, we issued and sold Cdn.$13.5 million (approximately U.S.$8.7 million based on the exchange rate on August 30, 2001) aggregate principal amount of 7.25% senior unsecured convertible notes (the "Notes") on a private placement basis. The Notes are convertible by the holders thereof, without payment of additional consideration, into an equal principal amount of 7.25% senior convertible unsecured subordinated debentures (the "Debentures") at any time and automatically at 5:00 pm (Toronto time) on the earlier of (i) the fifth business day after a receipt is issued by the last of the relevant securities regulatory authorities in Canada for a final prospectus qualifying the issuance of the Debentures on the conversion of the Notes, and (ii) August 30, 2002. The Debentures mature on August 30, 2004 and are convertible into our common shares at the holder's option at any time before the close of business on the earlier of August 30, 2004 and the last business day before the date specified for redemption at a conversion price of Cdn.$3.85 per common share.

     At July 31, 2001, total cash and available-for-sale marketable securities were $33.1 million, excluding $2.0 million of restricted cash.

     For the three months ended July 31, 2001, net cash used in operating activities was $11.3 million. Net cash used in operating activities was primarily due to our net loss of $32.6 million, which included total non-cash charges of $21.3 million. The non-cash charges included $3.6 million of depreciation and amortization, $9.4 million of impairment of goodwill and other intangibles, $7.9 million of non-cash restructuring costs, and $0.5 million of stock compensation expense.

     For the three months ended July 31, 2001, net cash provided by investing activities was $9.6 million. Net cash provided by investing activities was primarily due to $18.9 million of net sales and maturities of marketable securities, available for sale. The cash generated from sales and maturities of marketable securities, available for sale, was offset by $9.3 million of capital expenditures for property, equipment and patents. These consisted primarily of $7.7 million of leasehold improvements and related costs and $1.1 million of software.

     For the three months ended July 31, 2001, net cash provided by financing activities was $1.5 million. Net cash provided by financing activities was primarily due to the issuance of common shares, including these related to the exercise of stock options.

     We lease premises totaling approximately 111,000 square feet in Hayward, California. These leases expire on July 31, 2007. Through July 31, 2001, we have capitalized leasehold improvements and related construction costs totaling approximately $11.5 million for our Hayward facilities. In addition, we do not anticipate any additional expenses subsequent to July 31, 2001 to complete the build-out of our Hayward facilities. We also have a lease for approximately 30,300 square feet of office space in Mississauga, Ontario, which expires on December 25, 2009. Currently, our Canadian offices occupy this space. We recently signed a ten-year lease for approximately 130,000 square feet located at 1980 Matheson Boulevard East, Mississauga, Ontario. At this time, the facility is being constructed at our expense and we expect the total cost will be approximately $8.1 million. Through July 31, 2001, we have capitalized leasehold improvements and related construction costs totaling approximately $2.7 million for the facility. In addition, we anticipate incurring approximately an additional $5.4 million subsequent to July 31, 2001 to complete the build-out of the facility. If the landlord intends to sell the leased premises, we have a right of first refusal with respect of any sale of this property on terms to be negotiated. In the fall of 2001, we intend to relocate our Canadian operations from their current location to this new facility and to sublease our current Canadian office space and approximately 40,000 square feet space of new site, although there is no assurance that we will be able to do so or at rates equal to our current obligations under the respective leases. The annual rental fee for the new site varies between approximately Cdn.$10.85 to Cdn.$13.05 per square foot ($7.09 to $8.52 per square foot based on the exchange rate on July 31, 2001) over the life of the lease. We began paying rent on this lease in May 2001. We also have a lease for approximately 6,000 square feet in Herndon, Virginia that expires on October 5, 2007, and we occasionally execute month-to-month leases for short-term office space. The total annual base rent for all facilities is approximately $3.1 million.

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

     The change from perpetual licenses to subscription licenses has impacted our reported quarterly and annual revenues and will continue to do so on a go-forward basis, as subscription license revenue will be amortized over the term of the subscription license. In the past, the majority of our perpetual license revenues have been recognized in the quarter of product delivery. Therefore, a subscription license order will result in substantially less current-quarter revenue than an equal-sized order for a perpetual license. We invoice our customers upfront for the full amount of a twelve-month subscription license period and collect the invoice within our standard payment terms. Although we expect that over the long term our cash flow from operations under the subscription license model will be equal to or greater than under the perpetual license model, in the near term we expect our cash flow from operations to decrease and deferred revenue to increase.

     We believe our current cash and cash equivalents and marketable securities position will be sufficient to meet our liquidity needs for the near term. In the future, we may need to raise additional funds through public or private financings, strategic partnerships, as well as collaborative relationships, borrowings and other available sources. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If we raise funds by issuing additional equity securities, the percentage of our stock owned by our then current shareholders will be reduced. If adequate funds are not available, we may be required to significantly curtail one or more of our research and development programs or commercialization efforts or to obtain funds through arrangements with collaborative partners or others on less favorable terms.

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

     Since our inception, we have incurred substantial net losses. As of July 31, 2001, we had an accumulated deficit of approximately $127.5 million (as determined in accordance with U.S. generally accepted accounting principles). We expect to incur additional losses for the foreseeable future and we may never achieve profitability. If we do achieve profitability, we may not be able to sustain it. You should not consider our historical growth indicative of our future revenue levels or operating results. Our success will depend in large part upon our ability to generate sufficient revenue to achieve profitability and to maintain existing customer relationships and develop new customer relationships.

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

The recent introduction of a subscription business model may result in a decrease in our reported revenue and cash flow from operations

     In June 2001, we converted our enabling technologies products to primarily subscription-based licenses. In addition, our trust services and enterprise application solutions product lines are accounted for under the subscription model. Subscription licenses provide our customers with rights to use our software for a specified period of time. Customers are entitled to use the license and receive certain customer support services over the license term. In addition, depending on the type of license, our customers have access to unspecified upgrades on an "if and when available" basis. We expect the average duration of the subscription licenses to be between one and two years. In addition, we expect a significant percent of our customers to renew their licenses upon license expiration.

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

The current economic downturn has reduced demand for our products and services, increased the average length of our sales cycle and may adversely affect future revenue

     The majority of our revenue has been, and is expected to continue to be, derived from customers in the United States. Recent economic indicators, including growth in gross domestic product, reflect a decline in economic activity in the United States. Some reports have indicated an even more significant decline in spending by corporations in the area of information technology, which includes the encryption technology market. While we cannot specifically correlate the impact of macro-economic conditions on our sales activities, we believe that the economic conditions in the United States have resulted in decreased demand in our target markets and, in particular, have increased the average length of our sales cycles. To the extent that the current downturn continues or increases in severity, or results in a similar downturn worldwide, we believe demand for our products and services, and therefore future revenue, will be reduced.

Our restructuring of operations may not achieve the results we intend and may harm our business

     In June 2001, we announced a restructuring of our business, which included a reduction in work force of approximately 30% as well as other steps to reduce expenses. In August 2001, we announced additional workforce reductions to further reduce costs to a level commensurate with our expected revenues. The planning and implementation of our restructuring has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively or if we experience difficulties in effecting the restructuring, our expenses could increase more quickly than we expect. If we find that our restructuring activities announced in June and August do not sufficiently decrease the growth of our expenses, we may find it necessary to implement further streamlining of our expenses, to perform further reductions in work force or to undertake another restructuring of our business. If our restructuring activities are not successful in effectively reducing our expenses or result in the loss of key personnel or employee morale, our business, financial condition and results of operations would be materially adversely affected.

A limited number of customers account for a high percentage of our revenue and the failure to maintain or expand these relationships could harm our business

     Five customers comprised approximately 42% of our revenue for the fiscal year ended April 30, 2001, and approximately 31% of our revenue for the fiscal year ended April 30, 2000. For the three months ended July 31, 2001, five customers accounted for approximately 37% of our revenue. One of our customers accounted for approximately 11% of our revenue in the first quarter of fiscal 2002 and one of our customers accounted for approximately 24% of our revenue in the first quarter of fiscal 2001. The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in usage and revenue associated with the existing or proposed customers would harm our business and prospects.

We are contractually obligated to complete certain leasehold improvements

     We lease premises totaling approximately 111,000 square feet in Hayward, California. This lease expires on July 31, 2007. Through July 31, 2001, we have capitalized leasehold improvements and related construction costs totaling approximately $11.5 million for our Hayward facilities. In addition, we do not anticipate any additional expenses subsequent to July 31, 2001 to complete the build-out of our Hayward facilities. In addition, we have signed a ten-year lease for approximately 130,000 square feet located at 1980 Matheson Boulevard East, Mississauga, Ontario. At this time, the facility is being constructed at our expense and we expect the total cost will be approximately $8.1 million. Through July 31, 2001, we have capitalized leasehold improvements and related construction costs totaling approximately $2.7 million for the facility. In addition, we anticipate incurring approximately an additional $5.4 million subsequent to July 31, 2001 to complete the build-out of the facility.

We may be unable to find sub-tenants to sublease currently leased and vacant space

     In March 2000, we entered into a lease covering 68,000 square feet of office space adjacent to our then existing 43,000 square foot Hayward facility. The term of this new lease is seven years at an initial monthly rent of approximately $61,000, with 3% annual increases. The lease on our prior Hayward facility expires in July 2007 and provides for current monthly base rent payments of approximately $54,000, increasing to approximately $57,000 in March 2002 and approximately $60,000 in March 2004. In August 2001, we relocated our Hayward operations to the new facility. We intend to sublease our prior 43,000 square foot Hayward office space, although there can be no assurance that we will be able to do so or at rates equal to our current obligations under the lease.

     We recently signed a ten-year lease for approximately 130,000 square feet located at 1980 Matheson Boulevard East, Mississauga, Ontario. If the landlord intends to sell the leased premises, we have a right of first refusal with respect of any sale of this property on terms to be negotiated. In the fall of 2001, we intend to relocate our Canadian operations from their current location to this new facility and to sublease our current Canadian office space and approximately 40,000 square feet space located at 1980 Matheson Boulevard East, Mississauga, Ontario, although there can be no assurance that we will be able to do so or at rates equal to our current obligations under the lease. The annual rental fee for the new site varies between approximately Cdn.$10.85 to Cdn.$13.05 per square foot ($7.09 to $8.52 per square foot based on the exchange rate on July 31, 2001) over the life of the lease. We began paying rent on this lease in May 2001.

     We are currently searching for tenants to sublease our current Hayward and Mississauga spaces and portion of our new Mississauga space. We may not be able to find suitable sub-tenants to occupy this space in a timely manner in the future, if at all, or otherwise sublease these properties without a loss. If we are unable to find suitable sub-tenants, we may experience greater than anticipated operating expenses in the future, which could materially adversely affect our financial condition and operating results.

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

Some of our products are new, unproven and currently generate little or no revenue

     In late 2000 and early 2001, we launched our PKI products, CA service and VPN client software product. We continue to invest in and develop future versions of these products which add features and functionality and to support our current versions of these products. We cannot predict the future level of acceptance, if any, of these new products, and we may be unable to generate significant revenue from these products.

We have only recently begun to sell directly to enterprise customers, and we may not be successful in developing the products and services necessary to serve this new customer base

     We have recently started to expand our sales efforts to encompass sales of certain products directly to enterprises other than OEMs. The expansion of our direct sales efforts will require that we attract, hire, train, manage and adequately compensate a larger group of professionals. We may not be successful in expanding and managing our sales effort or that the revenues produced by our direct sales will offset our increased expenses.

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

We have recently issued convertible notes, and our increased debt may place restrictions on our operations and limit our growth

     On August 30, 2001, we issued and sold Cdn.$13.5 million (approximately U.S.$8.7 million based on the exchange rate on August 30, 2001) aggregate principal amount of 7.25% senior unsecured convertible notes (the "Notes") on a private placement basis. The Notes are convertible by the holders thereof, without payment of additional consideration, into an equal principal amount of 7.25% senior convertible unsecured subordinated debentures (the "Debentures") at any time and automatically at 5:00 p.m. (Toronto time) on the earlier of (i) the fifth business day after a receipt is issued by the last of the relevant securities regulatory authorities in Canada for a final prospectus qualifying the issuance of the Debentures on the conversion of the Notes, and (ii)
August 30, 2002. The Debentures mature on August 30, 2004 and are convertible into our common shares at the holder's option at any time before the close of business on the earlier of August 30, 2004 and the last business day before the date specified for redemption at a conversion price of Cdn.$3.85 per common share.

     Our total liabilities on a consolidated basis as at July 31, 2001 were approximately $17.3 million. The level of our indebtedness could have important consequences on our ability to operate and grow our business including the following: (i) our ability to obtain additional financing in the future could be restricted: (ii) our cash flow from operations dedicated to the payment of the principal of, an interest on, our indebtedness will not be available for other purpose; (iii) our flexibility in planning for, or reacting to, changes in our business and market conditions could be restricted. In addition, we may be more highly leveraged than certain of our competitors which might place us at a competitive disadvantage, and we could be more vulnerable in the event of further downturns in our business.

We may not generate the required cash flow to service our debt

     We will be required to make our first payment of interest on the Debentures on February 28, 2002. Annual cash interest requirements on the Debentures will be approximately Cdn.$978,750 (approximately $633,085 based on the exchange rate on August 30, 2001) There can be no assurance that we will achieve or sustain profitability or positive cash flow from operating activities, we may not be able to meet our debt service or working capital requirements or to obtain additional capital required in order to execute our business plan.

We must manage our growth

     Despite our recent workforce reductions, we have experienced a period of significant growth in our sales and personnel that has placed strain upon our management systems and resources. Subject to future prevailing economic conditions, we may pursue potential market opportunities. Our growth has placed, and will place, demands on our management and operational resources, particularly with respect to:

         . training, supervising and retaining skilled technical, marketing and management personnel;

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

We face risks related to our international operations

     We are currently in the process of expanding our international operations. For the three months ended July 31, 2001 and the fiscal year ended April 30, 2001, we derived approximately 4% and 10%, respectively, of our revenue from international operations. An important component of our long-term strategy is to further expand into international markets, and we must continue to devote resources to our international operations in order to succeed in these markets. To date, we have limited experience in international operations and may not be able to compete effectively in international markets. This expansion is expected to involve opening foreign sales offices, which may cause us to incur substantial costs. International sales and operations may be limited or disrupted by increased regulatory requirements, the imposition of government and currency controls, export license requirements, political instability, labor unrest, transportation delays and interruptions, trade restrictions, changes in tariffs and difficulties in staffing and coordinating communications among international operations. In addition, these foreign markets may require us to develop new products or modify our existing products. There can be no assurance that we will be able to manage effectively the risks associated with our international operations or that those operations will contribute positively to our business, financial condition or operating results.

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

     The industry in which we compete has many participants who own, or claim to own, intellectual property. We indemnify our licensees against third-party intellectual property claims based on our technology. At this time, we are defending one of our licensees for a claim filed against them by Leon Stambler. Claims relating to intellectual property by any third-party business, individual or university, whether or not with merit, could be time-consuming to evaluate, result in costly litigation, cause shipment delays for products or the cessation of the use and sale of products or services, or require us to obtain licenses by paying license fees and/or royalties to the owners of the intellectual property. Such licensing agreements, if required, may not be available on royalty or other terms acceptable to us. Any of these situations could materially adversely affect our business, financial condition and operating results. We also currently license third party technology for use in some of our products and services. These third party technology licenses may not continue to be available on commercially reasonable terms or may not be available at all. Our business, financial condition and operating results could be materially adversely affected if we lose the right to use certain technology.

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

We compete with some of our customers

     We regularly license some of our products to customers who compete with us in other product categories. For example, we license our Security Builder(R) cryptographic toolkit to Baltimore Technologies for incorporation into its UniCERT(TM) product, which competes with our Trustpoint(TM) product line. This potential conflict may deter existing and potential future customers from licensing some of our component products, most notably our Security Builder(R) cryptographic toolkit. We expect to compete with a greater number of our customers as we further expand our product line.

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

We have limited financial resources and may require additional financing that may not be available on acceptable term or at all

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

     All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalent. All investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. We believe that the immediate 100 basis point move in interest rates would not materially affect the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalent and short-term investments in a variety of securities, including commercial paper, medium-term notes, and corporate bonds. As of July 31, 2001, our interest rate risk was further limited by the fact that approximately 99% of our investments mature in less than one year. We do not use any derivative instruments to reduce our exposure to interest rate fluctuations.

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

     We have also received a letter on behalf of Geoworks Corporation asserting that it holds a patent on certain aspects of technology that are part of the WAP standard. Our WTLS Plus(TM) toolkit may be used to implement WAP-compliant technology. After an internal investigation based upon the description of Geoworks' purportedly patented technology provided by GeoWorks, it is our belief that our toolkits do not include implementation of the Geoworks technology. We have also become aware of a letter circulated on behalf of a Mr. Bruce Dickens asserting that he holds a patent on certain aspects of technology that are implemented within certain portions of the SSL standard. After an internal investigation, it is our belief that we do not implement any validly patented technology. We have received a letter on behalf of eSignX Corporation drawing our attention to a patent which it purports to hold on certain aspects of technology related to the use of WAP-enabled portable electronic authorization devices for approving transactions. The letter states that, based upon a review of a press release announcing our Trustpoint(TM) PKI product, that our product may be covered by eSignX's patent. We have conducted an initial investigation and due to the vague description of the suggested infringement by our products, we were unable to determine the validity of such suggestions. We have requested further elaboration from eSignX, and so far none has been provided. Although we intend to vigorously defend any litigation that may arise in connection with these matters, there can be no assurance that we will be successful in doing so, or that such disputes will not have a material adverse impact on us.

     In addition, we have become aware of a lawsuit commenced by Mr. Leon Stambler against one of our customers and certain other parties asserting that Mr. Stambler holds patents on certain aspects of technology related to online transactions. Although we have not been named in this legal action, under the terms of the license agreement we have entered into with this customer, we have agreed to defend and are currently defending our customer against any claim that our licensed product, when used within the scope of the license agreement, infringes any U.S. or Canadian patent and to indemnify the customer in certain circumstances for related costs and expenses it incurs as a result of such a claim. We had previously reviewed the Stambler patent and prepared documentation indicating a possible prior use of the subject matter purportedly claimed in the referenced patent. We continue to investigate the scope of protection afforded by the claims detailed in the complaint and effect, if any, of these claims on the products supplied by Certicom. Continued litigation is likely to be expensive and time-consuming. There can be no assurance that such asserted patent will not have a material adverse impact on us.

     One of our suppliers, East West Imports, Inc. dba California Computers, has filed suit against us in the Superior Court of the State of California, County of Alameda, for payment of approximately $200,000 plus costs, attorney fees, and interest. The focus of our dispute is whether or not a number of personal computers and peripheral items were actually received by us. Both parties are attempting to ascertain the proper amount owed, and we anticipate a settlement on fair and reasonable terms is likely to occur shortly. In the event that no such settlement is reached within a reasonable time, we intend to vigorously defend any litigation over disputed amounts. In such case there can be no assurance that we will be successful in doing so, or that such disputes will not have a material adverse impact on us.

Item 6. Exhibits and Reports on Form 8-K

        (a) Index to Exhibits

            None

        (b) Reports on Form 8-K

            None

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of September 2001.

                                     Certicom Corp.

                                      By: /s/ Richard P. Dalmazzi
                                          -----------------------
                                      Richard P. Dalmazzi
                                      President, Chief Executive Officer
                                      and Director (Principal Executive
                                      Officer)

                                      /s/ Gregory M. Capitolo
                                      -----------------------
                                      Gregory M. Capitolo
                                      Vice President, Finance, Chief
                                      Financial Officer and Secretary
                                      (Principal Financial and Accounting
                                      Officer)