Form 10-Q
period 2001-10-31
CERTICOM CORP
filed 2001-12-17
CIK 1075710

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended October 31, 2001 or

[_]   Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ___ to ___


                        Commission File Number: 001-15010

                                 CERTICOM CORP.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Yukon Territory, Canada                                  Not Applicable
-----------------------                                  ----------------------
(Province or other                                       (I.R.S. Employer
jurisdiction of                                          Identification No.)
incorporation)


25821 Industrial Boulevard
Hayward, California                                      94545
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

As of November 30, 2001, there were 31,429,557 of registrant's common shares, no par value, outstanding.

                                TABLE OF CONTENTS

                                                                           Page
Exchange Rate Information .................................................  1

Special Note Regarding Forward-Looking Statements .........................  1

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements ..............................................  2

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ......................................... 13

        Factors That May Affect Operating Results ......................... 22

Item 3. Quantitative and Qualitative Disclosure About Market Risk ......... 33

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................. 34

Item 4. Submission of matters to a vote of Security Holders ............... 34

Item 6. Exhibits and Reports on Form 8-K .................................. 36

Signatures ................................................................ 37

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

                            EXCHANGE RATE INFORMATION

     Unless otherwise indicated, all dollar amounts in this Form 10-Q are expressed in United States dollars. References to "$" or "U.S.$" are to United States dollars, and references to "Cdn.$" are to Canadian dollars. The following table sets forth, for each period indicated, information concerning the exchange rates between U.S. dollars and Canadian dollars based on the inverse of the noon buying rate in the City of New York on the last business day of each month during the period for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). The table illustrates how many U.S. dollars it would take to buy one Canadian dollar. On October 31, 2001, the Noon Buying Rate was U.S. $0.6287 per Cdn.$1.00.

                                     U.S.$ per Cdn.$ Noon Buying Rate
                           -----------------------------------------------------
                              Average         Low        High       Period End

                           --------------  ----------  ----------  -------------
      Fiscal year ended
      -----------------
      April 30, 2001          0.6616        0.6831      0.6333        0.6510

      Six months ended
      ----------------
      October 31, 2000        0.6717        0.6831      0.6531        0.6548
      October 31, 2001        0.6468        0.6622      0.6287        0.6287

      Three months ended
      ------------------
      October 31, 2000        0.6694        0.6793      0.6531        0.6548
      October 31, 2001        0.6411        0.6547      0.6287        0.6287


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. When used in this document, the words "may", "would", "could", "will", "intend", "plan", "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, those which are discussed in "Factors That May Affect Operating Results" beginning on page 22 of this Form 10-Q, in our Annual Report on Form 10-K and in other documents that we file with the Securities and Exchange Commission and Canadian securities regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as intended, planned, anticipated, believed, estimated or expected. We do not intend, and do not assume any obligation, to update these forward-looking statements.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         CERTICOM CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (In thousands of U.S. dollars, except common share amounts)

                                                                                October 31,     April 30,
                                                                                   2001           2001
                                                                                -----------    ----------
                                                                                (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                  $     610       $   1,942
     Marketable securities, available for sale                                     28,292          50,310
     Accounts receivable, net                                                       3,385           7,149
     Prepaid expenses and other current assets                                      1,984           3,428
                                                                                ---------       ---------
        Total current assets                                                       34,271          62,829

Property and equipment, net                                                        17,991          18,288
Intangibles, net                                                                   13,753          26,348
Other assets, net                                                                     710              --
Restricted cash                                                                     1,956           2,009
                                                                                ---------       ---------
        Total assets                                                            $  68,681       $ 109,474
                                                                                =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $   5,055       $   9,240
     Accrued liabilities                                                            2,455           3,106
     Accrued restructuring charges                                                  5,165              --
     Deferred revenue                                                               2,736           2,168
                                                                                ---------       ---------
        Total current liabilities                                                  15,411          14,514

Long term liabilities:
Other payables                                                                        510             510
Accrued restructuring charges                                                         797              --
Lease inducements and deposits                                                        672           1,093
Convertible debenture                                                               8,488              --
                                                                                ---------       ---------
        Total liabilities                                                          25,878          16,117

Shareholders' equity:
     Common shares, no par value; shares authorized: unlimited; shares issued and outstanding: 31,425,000 and 30,542,000, at October 31, 2001
     and April 30, 2001, respectively                                             183,875         175,151
     Additional paid-in capital                                                    13,088          19,945
     Deferred compensation expense                                                   (688)         (4,314)
     Accumulated other comprehensive loss                                          (2,713)         (2,460)
     Retained deficit                                                            (150,759)        (94,965)
                                                                                ---------       ---------
        Total shareholders' equity                                                 42,803          93,357
                                                                                ---------       ---------
        Total liabilities and shareholders' equity                              $  68,681       $ 109,474
                                                                                =========       =========

     See accompanying notes to condensed consolidated financial statements.

                         CERTICOM CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands of U.S. dollars, except per share data)
                                   (Unaudited)

                                                                           Three months ended          Six months ended
                                                                               October 31,                October 31,
                                                                            2001         2000          2001        2000
                                                                        ------------  ----------    ----------  ----------
Revenues:
    Products                                                            $      1,052  $    5,052    $    2,002  $    9,015
    Services                                                                   1,656       1,249         3,250       2,339
                                                                        ------------  ----------    ----------  ----------
      Total revenues                                                           2,708       6,301         5,252      11,354

Cost of revenues:
    Products                                                                     557         223           633         455
    Services (including deferred compensation amortization
    expense of $516 and $860 for the three months, respectively, and
    $1,290 and $860 for the six months, respectively)                          2,021       2,341         4,504       3,360
                                                                        ------------  ----------    ----------  ----------
      Total cost of revenues                                                   2,578       2,564         5,137       3,815

                                                                        ------------  ----------    ----------  ----------
Gross profit                                                                     130       3,737           115       7,539

Operating expenses:
    Sales and marketing                                                        3,546       4,340         9,156       7,479
    Product development and engineering                                        1,888       3,020         4,414       5,448
    General and administrative (including stock compensation
    amortization expense of $0 and $499 for the three months,
    respectively, a credit of $311 and an expense of $610 for the six
    months, respectively)                                                      2,673       3,258         5,339       5,840
    Depreciation and amortization                                              3,190       2,986         6,779       5,735
    Impairment of goodwill and other intangibles                                   -           -         9,352           -
    Restructuring costs                                                       12,047           -        21,580           -
                                                                        ------------  ----------    ----------  ----------
      Total operating expenses                                                23,344      13,604        56,620      24,502

Loss from operations                                                         (23,214)     (9,867)      (56,505)    (16,963)

Other income (expense):
    Interest income                                                              150         833           866       1,785
    Interest expense                                                            (171)          -          (171)       (423)
    Other income and expense                                                      61           -            61           -
                                                                        ------------  ----------    ----------  ----------
      Total other income                                                          40         833           756       1,362

                                                                        ------------  ----------    ----------  ----------
Loss before provision for income taxes                                       (23,174)     (9,034)      (55,749)    (15,601)

Provision for income taxes                                                        45          55            45         135

                                                                        ------------  ----------    ----------  ----------
Net loss                                                                $    (23,219) $   (9,089)   $  (55,794) $  (15,736)
                                                                        ============  ==========    ==========  ==========

Basic and diluted net loss per share                                    $      (0.74) $    (0.35)   $    (1.80) $    (0.61)
                                                                        ============  ==========    ==========  ==========

Shares used in basic and diluted net loss per share calculations              31,346      25,974        31,059      25,770
                                                                        ============  ==========    ==========  ==========


     See accompanying notes to condensed consolidated financial statements.

                         CERTICOM CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of U.S. dollars)
                                   (Unaudited)

                                                                                   Six Months Ended October 31,
                                                                                      2001               2000
                                                                                  -------------      -------------
Cash flows from operating activities:
   Net loss                                                                         $ (55,794)         $ (15,736)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                    6,779              5,735
       Non-cash restructuring costs                                                    13,141                  -
       Goodwill impairment                                                              9,352                  -
       Stock compensation expense                                                         979              1,629
       Non-cash interest expense                                                           42                423

   Changes in operating assets and liabilities:
       Accounts receivable, net                                                         3,764               (790)
       Prepaid and other assets                                                           438               (159)
       Account payable                                                                 (4,188)             1,842
       Accrued liabilities                                                               (651)                80
       Accrued restructuring payable                                                    5,962                  -
       Deferred revenue                                                                   568              1,194
                                                                                    ---------          ---------
          Net cash used in operating activities                                       (19,608)            (5,782)

   Cash flows from investing activities:
       Purchase of property and equipment                                             (13,101)            (3,127)
       Purchase of patents and other long term assets                                    (270)              (362)
       Sales and maturities of investments                                            175,991                990
       Purchase of investments                                                       (153,973)              (995)
                                                                                    ---------          ---------
          Net cash provided by (used) investing activities                              8,647             (3,494)

   Cash flows from financing activities:
       Proceeds from issuance of common stock, net                                      2,192             53,525
       Leasehold inducements                                                             (149)               (83)
       Repayment of notes payable                                                           -            (10,000)
       Sale of convertible debt                                                         7,736                  -
                                                                                    ---------          ---------
          Net cash provided by financing activities                                     9,779             43,442

   Effect of exchange rate on cash and cash equivalents, net                             (150)                 -

                                                                                    ---------          ---------
        Net increase in cash and cash equivalents                                      (1,332)            34,166

   Cash and cash equivalents, beginning of period                                       1,942             10,508
   Cash and cash equivalents, end of period                                         $     610          $  44,674
                                                                                    =========          =========

     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Certicom Corp., and it's wholly owned subsidiaries (Certicom or the Company). Intercompany transactions and balances are eliminated upon consolidation.

     The condensed consolidated financial statements included in this document are unaudited and reflect all adjustments (consisting only of normal recurring adjustments, except as noted) which are, in the opinion of our management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods shown. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year's presentation. Such reclassifications had no effect on previously reported results of operations. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with our consolidated financial statements and notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2001 and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of this Form 10-Q. The results of operations for the three months and six months ended October 31, 2001 are not necessarily indicative of the results expected for the entire fiscal year ending April 30, 2002.

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

     . the amount of the fees to be paid by the customer are fixed or determinable; and

     .    collection of these fees is probable.

     If an acceptance period is contractually provided, license revenues are recognized upon the earlier of customer acceptance or the expiration of that period. In instances where delivery is electronic and all other criteria for revenue recognition have been achieved, the product is considered to have been delivered when the customer either takes possession of the software via a download or the access code to download the software from the Internet has been provided to the customer. Our software does not require significant production, customization or modification.

     SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post contract customer support (PCS), or installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue. When arrangements require us to deliver specified additional upgrades the entire fee related to the arrangement is deferred until delivery of the specified upgrade has occurred, unless we have vendor-specific objective evidence of fair value for the upgrade. Fees related to contracts that require us to deliver unspecified additional products are deferred and recognized ratably over the contract term.

     Revenue from consulting and training services are recognized using the percentage-of-completion method for fixed fee development arrangements or as the services are provided for time-and-materials arrangements.

     The fair value of professional services, maintenance and support services have been determined using specific objective evidence of fair value based on the price charged when the elements are sold separately. Revenues for maintenance and support services are deferred and recognized ratably over the term of the support period. Revenues from professional services are recognized when the services are performed.

     In June 2001, we began to offer our enabling technologies products using primarily subscription-based licenses. In addition, our trust services and enterprise application software product lines are accounted for under the subscription model. Subscription licenses provide our customers with rights to use our software for a specified period of time. Customers are entitled to use the license and receive certain customer support services over the license term. In addition, depending on the type of license, our customers have access to unspecified upgrades on an "if and when available" basis. We expect the average duration of the subscription licenses to be between one and two years. Under subscription licenses, we bill our customers for the current year's product and service fees. The billed product and service fees are recognized as revenues ratably over the billed period, generally one year.

     Deferred revenues generally result from the following: subscription licenses for which we have invoiced our customers and we are recognizing revenue ratably over the license term, deferred maintenance and support services, cash received for professional services not yet rendered and license revenues deferred relating to arrangements where we have received cash and are required to deliver either unspecified additional products or specified upgrades for which we do not have vendor-specific objective evidence of fair value.

Impairment of Long-Lived Assets

     We evaluate the recoverability of our property and equipment and intangible assets when there are indications that the carrying value of those assets may not be recoverable. We recognize impairment of long-lived assets when the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, we evaluate asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset.

Research and Product Development Cost

     We expense all research and development costs as they are incurred. Scientific research tax credits are recognized at the time the related costs are incurred and recovery is reasonably assured. We have capitalized certain costs associated with the filing of approximately sixty patent applications in various jurisdictions. These patent filings relate to Elliptic Curve Cryptography (ECC), various mathematical computational methodologies, security protocols and other cryptographic inventions. After the patent is granted, we amortize the individual patent cost over three years. We capitalize patents not yet granted at their cost less a provision for the possibility of the patent not being granted or abandoned.

Reclassifications

     Certain reclassifications have been made to the fiscal year 2001 financial statement presentation to conform to the fiscal year 2002 presentation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and could materially affect future operating results.

Note 2. Net Loss per Common Share

     Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from options and warrants to purchase common shares or conversation of debentures, using the treasury stock method.

     The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                                Six months ended October 31,
                                                               ------------------------------
                                                                   2001               2000
                                                               -----------         ----------
           Shares issuable under stock options                   2,033,133          5,763,330
           Shares of restricted stock subject to repurchase         26,503            198,797
           Shares issuable pursuant to warrants                     50,000             50,000
           Shares issuable upon conversion of debentures         3,506,494                  -

     The weighted average exercise price of stock options was $1.52 and $10.16 at October 31, 2001 and 2000, respectively. The purchase price of restricted stock was $38.94. The exercise price of outstanding warrants was Cdn.$38.13 per share ($23.97 based on the exchange rate on October 31, 2001). The conversion price of the convertible debentures was Cdn.$3.85 ($2.42 based on the exchange rate on October 31, 2001).

     The following table sets forth the computation of basic and diluted net loss per common share (in thousands of U.S. dollars except per share data)

                                                    Three months ended         Six months ended
                                                    -------------------        ----------------
                                                         October 31,              October 31,
                                                         -----------              -----------
                                                      2001        2000        2001          2000
                                                    --------    --------    ---------    ---------
Numerator:
  Net loss                                          $(23,219)   $ (9,089)   $ (55,794)   $ (15,736)
                                                    ========    ========    =========    =========
Denominator:
   Denominator for basic net loss per share -
   weighted-average shares outstanding                31,346      25,974       31,059       25,770
                                                    --------    --------    ---------    ---------

   Effect of dilutive potential common shares             --          --           --           --
                                                    --------    --------    ---------    ---------

   Denominator for diluted net loss per share         31,346      25,974       31,059       25,770
                                                    ========    ========    =========    =========

Basic and diluted net loss per share                $  (0.74)   $  (0.35)   $   (1.80)   $   (0.61)
                                                    ========    ========    =========    =========


Note 3. Comprehensive Income (Loss)

     Other comprehensive loss refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net loss. The following table sets forth the components of comprehensive loss for the three and six month periods ended October 31, 2001 and 2000, respectively (in thousands of U.S. dollars):

                                                    Three months ended         Six months ended
                                                    -------------------        -----------------
                                                        October 31,               October 31,
                                                        -----------               -----------

                                                               2001          2000        2001         2000
                                                           -----------   -----------  -----------  -----------
                                                           (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
Net loss                                                   $  (23,219)   $   (9,089)  $ (55,794)   $  (15,736)


Other comprehensive income:
   Unrealized gain (loss) on marketable securities,              (162)           85        (253)          118
   available for sale
                                                           ----------    ----------   ---------    ----------

Comprehensive loss                                         $  (23,381)   $   (9,004)  $ (56,047)   $  (15,618)
                                                           ==========    ==========   =========    ==========

Note 4. Impairment of Goodwill and Other Intangibles

     In connection with our restructuring program announced on June 4, 2001, we identified indicators of possible impairment of goodwill and other acquired intangible assets relating to previous acquisitions. These indicators included the deterioration in the business climate, changes in sales and cash flow forecasts, revised strategic plans for certain acquired business and significant declines in the market values of companies in the security, wireless and general technology industries. As a result, we performed an impairment assessment of the identifiable intangible assets and goodwill recorded in connection with the acquisitions of DRG Resources Group, Inc. and Uptronics, Inc. Accordingly, Certicom compared the undiscounted cash flows associated with the acquired intangible assets and goodwill with the respective carrying amounts and determined that an impairment of certain assets existed. As a result, we recorded an impairment of intangible assets and goodwill of $9.4 million, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows associated with goodwill and intangible assets. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates as of June 4, 2001. We will continue to assess the recoverability of the remaining goodwill and intangible assets in accordance with our policy.

Note 5. Restructuring Costs

     On June 4, 2001, we announced a restructuring program to prioritize our initiatives, reduce costs not directly associated with selling and developing product and services, decrease discretionary spending and improve efficiency. This restructuring program includes a reduction of our full-time employee headcount, consolidation of excess facilities and reengineering of certain business functions, including a consolidation of distribution channels and a redeployment of product development to focus on our enabling technologies. On August 16, 2001 and November 9, 2001, we announced additional workforce reductions as part of our restructuring program.

     As a result of the restructuring program, we recorded restructuring costs of approximately $9.5 million for the three months ended July 31, 2001 and $12.0 million for three months ended October 31, 2001. We recorded restructuring expenses in the following areas: 1) reduction in workforce; 2) consolidation of excess facilities and non-productive property and equipment; and 3) elimination of deferred compensation. In addition, we recorded a non-cash charge of $0.5 million to write-down non-software product inventory related to businesses we are exiting.

     Since June 4, 2001, we have announced reductions in our work force of approximately 63% across all business functions and geographic regions. During the six months ended October 31, 2001, we recorded an estimated charge of approximately $3.3 million relating primarily to severance and fringe benefits.

     During the six months ended October 31, 2001, we recorded a restructuring charge of approximately $14.1 million for property and equipment that will be disposed of or removed from operations and excess facilities including computer equipment and software no longer in use due to the reduction in workforce and downsizing of infrastructure, leasehold improvements and lease inducements related to facilities we no longer plan to occupy. Included in the $14.1 million restructuring charge is a $2.8 million accrued restructuring charge for future leasehold improvements that we are contractually obligated to pay.

     For the six months ended October 31, 2001 we also wrote off $1.1 million of lease inducements related to these leasehold improvements. Lease inducements are reimbursements received from the landlord for certain leasehold improvements.

     During the six months ended October 31, 2001, we recorded a charge of $4.2 million for non-cancelable lease costs, of which we have paid $0.4 million, under the assumption that we will not be able to sublease certain of our excess facilities in the next two years. The term of this lease extends to April 2011 and the total lease payments for the full term of this lease are approximately $9.5 million based on the exchange rate as of October 31, 2001.

     During our second fiscal quarter ended October 31, 2001, we made adjustments to our non-cancelable lease estimates made during our first fiscal quarter ended July 31, 2001. We made these adjustments to reflect agreements with certain sub-tenants of our facilities for which agreements were entered into subsequent to July 31, 2001. The restructuring adjustment related to these sub-tenant agreements was a $1.4 million reduction.

     In connection with the acquisition of DRG Resources Group, Inc., we recorded approximately $7.7 million of deferred compensation expense in connection with shares subject to restriction under employment agreements signed with the former owners of DRG Resources Group, Inc. These amounts are being amortized over an eighteen month period. As a result of the restructuring program announced in June 2001, certain former owners of DRG Resources Group, Inc. left our company. The unvested shares that were restricted under the terms of these employment agreements were immediately vested upon termination of the employees. As a result, approximately $2.3 million of deferred compensation charges were recorded in the first quarter of fiscal 2002.

     For the three and six months ended October 31, 2001, the Company recorded charges for restructuring activities and the write-down of inventory, goodwill and other intangible assets. There were no such charges for the three and six months ended October 31, 2000. The following table summarizes these charges (in thousands of U.S. dollars):

                                                                 October 31, 2001        Cumulative Drawdown
                                                            -------------------------    -------------------
                                                                                                                  Provision
                                                            Three months   Six months      Cash     Non-Cash      Balance at
                                                               ended         ended       Payments   Charges    October 31, 2001
                                                            ------------   ----------    --------   --------   ----------------
Restructuring cost:
Severance:                                                  $     1,144    $   3,266     $  2,596   $     --   $            670
Property and equipment:                                          11,346       14,142           --     11,318              2,824

Write down of lease
    Inducements:                                                 (1,105)      (1,105)          --     (1,105)                --
Future lease commitments and
    lease exit costs:                                             1,872        4,165          359         --              3,806
Sub tenant lease adjustment:                                     (1,413)      (1,413)          --         --             (1,413)
Deferred compensation:                                               --        2,322           --      2,322                 --
Other items:                                                        203          203            8        120                 75
                                                            -----------    ---------    ---------   --------   ----------------
    Total restructing costs                                      12,047       21,580        2,963     12,655              5,962
                                                            -----------    ---------    ---------   --------   ----------------

Write down of inventory included in
    cost of products revenue                                        486          486           --        486                 --

Impairment of goodwill and
    other intangible assets:                                         --        9,352           --      9,352                 --
                                                            -----------    ---------    ---------   --------   ----------------
Total charges                                               $    12,533    $  31,418    $   2,963   $ 22,493   $          5,962
                                                            ===========    =========    =========   ========   ================

Note 6. Segment Information and Significant Customer

     We operate in one reportable segment. We are a developer, manufacturer and vendor of digital information security products, technologies and services within the industry segment of electronic commerce.

     Information about our geographic operations is given below (in thousands of U.S. dollars):

                                Three Months Ended          Six months ended
                                   October 31,                October 31,
                              ----------------------    -----------------------
                                2001          2000         2001         2000
                              --------     ---------    -----------------------
 U.S.                         $  2,312     $   4,317    $   4,211    $    8,706
 Canadian                          126           730          674           760
 International                     270         1,254          367         1,888
                              --------     ---------    ---------    ----------
   Total revenue              $  2,708     $   6,301    $   5,252    $   11,354
                              ========     =========    =========    ==========

     For the three months ended October 31, 2001, one of our professional services customers accounted for approximately 12% of our total revenue. For the three months ended October 31, 2000, two customers each accounted for more then 10% of our total revenue. For the six month period ended October 31, 2001, one of our professional services customer accounted for more than 10% of our total revenue. For the six month period ended October 31, 2000, two of our customers each accounted for more than 10% of our total revenue.

Note 7. Public Offering and Stock Split

     In May 2000, we completed a public offering of 2,500,000 of our common shares at a per share price of $23.15 in the United States and Canada for an aggregate offering price of approximately $57.9 million. Our net proceeds from the offering were approximately $51.5 million after deducting underwriting discounts and commissions and offering expenses.

     In March 2001, we issued 4,000,000 of our common shares in Canada and the United States at a per share price of Cdn.$12.50 (approximately $8.14 based on the exchange rate on April 30, 2001). The common shares have not been registered under the United States Securities Act of 1933, as amended. The gross proceeds of this offering were Cdn.$50.0 million (approximately $32.5 million based on the exchange rate on April 30, 2001). After deducting underwriting discounts and commissions and offering expenses, the net proceeds of this offering were Cdn.$47.2 million (approximately $30.8 million based on the exchange rate on April 30, 2001).

     On July 12, 2000, we completed a two-for-one split of our outstanding common shares. All share and per share amounts in this document have been adjusted to give effect to this split.

Note 8. Stock Option Repricing

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees," which, among other things, requires variable-award accounting for repriced options from the date the options are repriced until the date of exercise. This interpretation became effective on July 1, 2000 to cover specific events that occur after December 15, 1998. On March 17, 1999, our Board of Directors approved the exchange of options to acquire an aggregate of 1,106,240 of our common shares for options having a right to acquire 382,914 common shares. Because these options were repriced after December 15, 1998, they are covered by the interpretation. Accordingly, these options will be accounted for as variable until the date they are exercised, forfeited or expire unexercised. Additional compensation cost will be measured for the full amount of any increases in share price after July 1, 2001 and will be recognized over the remaining vesting period. Any adjustment to the compensation cost for further changes in share price after the options vest will be recognized immediately. Stock compensation amortization expense of $499,000 was recorded for the three months ended October 31, 2000. As of July 31, 2001, the price of our common shares was less than the exercise price of the repriced stock options. As a result, a credit of approximately $311,000 was recorded to stock compensation amortization expense in the first quarter of fiscal 2002. Deferred compensation expense related to this repricing of options was $0 for the second quarter of fiscal 2002. As of October 31, 2001, the price of our common shares was less than the exercise price of the repriced options and therefore no compensation expense was recorded during the second quarter of fiscal 2002.

     On July 6, 2001, we announced a voluntary stock option exchange program to be offered to employees in which employees were able to exchange current outstanding options for new options to be issued no sooner than six months and one day after the end of the exchange period. For existing options with exercise prices over $23.00, program participants received one new option for each two options tendered for exchange. For options with exercise prices between $10.00 and $22.99, program participants received two new options for each three options tendered for exchange. Options with exercise prices below $10.00 could not be voluntarily tendered for exchange under this program. Each of the new options will have a vesting schedule whereby 25% will vest immediately upon issue, and the balance will vest monthly on a prorated basis for 24 months. The new options will be exercisable for a period of 5 years from the date of grant. The stock option exchange period ended on October 25, 2001. Employees tendered approximately 902,346 stock options and, in exchange for such options, Certicom intends to issue approximately 530,900 new stock options no sooner than April 29, 2002. Because no stock options have been issued to these employees since cancellation and the strike price of the stock options issued to these employees in the six months preceding the cancellations are above the fair market value of Certicom's common stock at October 31, 2001, Certicom has not recorded stock compensation expense related to the cancellation of these stock options.

Note 9. Convertible Debentures

     On August 30, 2001, we issued and sold Cdn.$13.5 million (approximately U.S.$8.7 million based on the exchange rate on August 30, 2001) aggregate principal amount of 7.25% senior unsecured convertible notes (the Notes) on a private placement basis. Subsequently, the Notes were converted by the holders thereof, without payment of additional consideration, into an equal principal amount of 7.25% senior convertible unsecured subordinated debentures (the Debentures). The Debentures mature on August 30, 2004 and are convertible into our common shares at the holder's option at any time before the close of business on the earlier of August 30, 2004 and the last business day before the date specified for redemption at a conversion price of Cdn.$3.85 ($2.42 based on the exchange rate at October 31, 2001) per common share. Certicom can redeem the Debentures at any time after August 30, 2003 at a price per Debenture equal to the principal amount thereof to be redeemed, together with accrued and unpaid interest on the principal amount of the Debenture so redeemed if the price of the Company's common shares is not less than 125% of the conversion price. The Debentures provide for semi-annual payments of interest beginning February 28, 2002. The debt issuance costs are being amortized over the term of the Debentures using the interest method. After deducting underwriting commissions and offering expenses, the net proceeds of this offering were Cdn.$12.3 million (approximately $7.7 million based on the exchange rate on October 31, 2001). The net proceeds from the offering will be used for working capital and general corporate purposes.

Note 10. Contingencies

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

     In April 2000, we received a letter on behalf of Carnegie Mellon University asserting that it owns the trademark "CERT", and that it believes our use of the stock symbol "CERT" will cause confusion with and/or dilute its purported trademark. Although we intend to defend our use of the stock symbol "CERT" vigorously, there can be no assurance that we will be successful in doing so, or that this dispute with the University will not have a material adverse impact on us.

     We have also received a letter on behalf of Geoworks Corporation asserting that it holds a patent on certain aspects of technology that are part of the WAP standard. Our WTLS Plus(TM) toolkit may be used to implement WAP-compliant technology. After an internal investigation based upon the description of Geoworks' purportedly patented technology provided by Geoworks, it is our belief that our toolkits do not include implementation of the Geoworks technology. We have also become aware of a letter circulated on behalf of a Mr. Bruce Dickens asserting that he holds a patent on certain aspects of technology that are implemented within certain portions of the SSL standard. After an internal investigation, it is our belief that we do not implement any validly patented technology. We have received a letter on behalf of eSignX (eSignX) Corporation drawing our attention to a patent which it purports to hold on certain aspects of technology related to the use of WAP-enabled portable electronic authorization devices for approving transactions. The letter states that, based upon a review of a press release announcing our Trustpoint(TM) PKI product, that our product may be covered by eSignX's patent. We have conducted an initial investigation and due to the vague description of the suggested infringement by our products, we were unable to determine the validity of such suggestions. We requested further elaboration from eSignX, and while a response was recently provided, this matter is complex in nature and we have not had an opportunity to perform an appropriate analysis. Although we intend to vigorously defend any litigation that may arise in connection with these matters, there can be no assurance that we will be successful in doing so, or that such disputes will not have a material adverse impact on us.

     On October 18 2001, we were served with a lawsuit commenced by Mr. Leon Stambler against several companies, asserting that Mr. Stambler holds enforceable patents on certain aspects of technology related to online transactions, and seeking unspecified damages (U.S. District Court- Delaware/ Case # 01-0065-SLR). We have retained counsel and filed an answer to that complaint. Although we intend to vigorously defend our right to the use the indicted technology, there can be no assurance that we will be successful in doing so. Continued litigation is likely to be expensive and time-consuming. In general, there can be no assurance that such asserted patents will not have a material adverse impact on us.

     In addition, one of our former employees retained counsel and demanded payment of approximately $375,000 in settlement of a claim for discrimination and wrongful termination. Although we intend to vigorously defend any litigation that may arise in connection with these matters, there can be no assurance that we will be successful in doing so, or that such disputes will not have a material adverse impact on us.

     The Company has not set aside any financial reserves related to the actions discussed above.

Note 11. Recent Accounting Pronouncement

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

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and for the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of adopting SFAS 143 has not been determined.

     In October, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of certain long lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS No. 144 has not been determined.

Note 12. Subsequent Events

     On November 9, 2001, we announced that we would further reduce our workforce by 30% by the end of the third quarter of fiscal 2002 such that total workforce reductions since June 4, 2001 are approximately 63%. As of November 30, 2001 the number of active employees was 194.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. When used in this document, the words "may", "would", "could", "will", "intend", "plan", "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, those which are discussed in "Factors That May Affect Operating Results" beginning on page 22 of this Form 10-Q, in our Annual Report on Form 10-K and in other documents that we file with the Securities and Exchange Commission and Canadian securities regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as intended, planned, anticipated, believed, estimated or expected. We do not intend, and do not assume any obligation, to update these forward-looking statements.

Overview

     We are a leading provider of information security software and services, specializing in solutions for mobile e-business and the mobile workforce. Our products and services are specifically designed to address the challenges imposed by a wireless data environment. We offer comprehensive solutions that incorporate our efficient encryption technology and are based on industry standards for information security that utilize public-key cryptography. We believe that the addition of our products to wireless infrastructures will help to build the trust and confidence necessary for the success of mobile e-business and the mobile workforce.

     Historically, we have focused on the development and marketing of cryptographic and information security protocol toolkits. Today, our comprehensive product offering includes an enabling technologies suite, which allows original equipment manufacturers, or OEMs, to develop secure e-business applications; our trust services, which provide OEMs and enterprises with the necessary public-key infrastructure, or PKI, management tools and certificate services to authenticate users and servers; and our enterprise application software, which provides virtual private network, or VPN, security and strong personal digital assistant, or PDA, data security for enterprises wanting to enable a mobile workforce. In addition, we provide consulting and systems integration services to assist our customers in designing and implementing efficient security solutions. Our products and services solve difficult security problems for the world's leading providers of computing and communication products. OEM customers integrate our enabling technologies into their hardware and software products, then sell the finished products to consumers or enterprise customers. In addition, we sell our enterprise application software directly to Fortune 100 companies.

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

     On January 26, 2000, we acquired all the outstanding shares of common stock of Trustpoint, a corporation based in Mountain View, California. Trustpoint is a private developer of PKI products. OEMs use PKI products to develop authentication and certification applications and services. In connection with this acquisition, we issued 201,120 of our common shares in exchange for all of the outstanding shares of Trustpoint and we also assumed Trustpoint's outstanding employee stock options. The transaction was accounted for as a purchase and, accordingly, the total consideration of approximately $10.5 million has been allocated to the tangible and intangible assets acquired based on their respective fair values on the acquisition date. Trustpoint's results of operations have been included in the consolidated financial statements from the date of acquisition. As a result of our acquisition of Trustpoint, we recorded goodwill and other intangible assets of approximately $10 million. These amounts are being amortized over a three to five year period. As of October 31, 2001, we have approximately $6.2 million of recorded goodwill and other intangible assets.

     On September 12, 2000, we completed our acquisition of DRG Resources Group, Inc., a corporation based in Redwood City, California. DRG Resources Group, Inc. is an e-commerce security consulting company. In connection with this acquisition, we issued 397,595 of our common shares in exchange for all of the outstanding shares of DRG Resources Group, Inc. and we also assumed DRG Resources Group, Inc.'s outstanding stock options. The transaction was accounted for as a purchase and, accordingly, the total consideration of approximately $18.0 million has been allocated to the tangible and intangible assets acquired based on their respective fair values on the acquisition date. The results of operations of DRG Resources Group, Inc. have been included in the consolidated financial statements from the date of acquisition. As a result of our acquisition of DRG Resources Group, Inc., we recorded goodwill, deferred compensation expense, and other intangible assets of approximately $17.9 million. As a result of our restructuring program in June 2001, certain former owners and employees of DRG Resources Group, Inc. left our company and we wrote-off all goodwill and intangible assets and decreased deferred compensation expense such that, as of October 31, 2001, only $0.7 million remains.

     Our consolidated financial statements contained in this Form 10-Q are reported in U.S. dollars and are presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The following discussion and analysis relates to our financial statements that have been prepared in accordance with U.S. GAAP.

Results of Operations

     We have incurred substantial operating losses since our inception and we expect to continue to incur operating losses in the future and we may never achieve profitability. As of October 31, 2001, we had an accumulated deficit of approximately $151 million as determined in accordance with U.S. GAAP.

     The following table sets out, for the periods indicated, selected financial information from our consolidated financial statements as a percentage of revenue.

                                               Three months ended      Six months ended
                                               ------------------      ----------------
                                                   October 31,            October 31,
                                                   ----------             ----------
                                                  2001      2000         2001       2000
Consolidated Statement of Operations Data:         (%)       (%)          (%)        (%)
Revenues:
   Products                                         39        80           38         79
   Services                                         61        20           62         21
                                                ------    ------       ------     ------
     Total revenues                                100       100          100        100

Cost of revenues:
   Products                                         20         4           12          4
   Services                                         75        37           86         30
                                                ------    ------       ------     ------
     Total cost of revenue                          95        41           98         34

Operating expenses:
   Sales and marketing                             131        69          174         66
   Product development and engineering              70        48           84         48
   General and administrative                       99        52          102         51
   Depreciation and amortization                   117        47          129         50
   Goodwill impairment                               -         -          178          -
   Restructuring costs                             445         -          411          -
                                                ------    ------       ------     ------
     Total operating expenses                      862       216        1,078        215

Loss from operations                              (857)     (157)      (1,076)      (149)
Other income:
   Interest income expense                          (1)       14           14         16
   Other income and expense                          2        --            1         (4)
                                                ------    ------        ------    ------
     Total other income (expense)                    1        14           15         12

Loss before provision for income taxes            (856)     (143)      (1,061)      (137)
Provision for income taxes                           1         1            1          2
                                                ------    ------       ------     ------
Net loss                                          (857)     (144)      (1,062)      (139)
                                                ======    ======       ======     ======

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

     .  and collection of these fees is probable.

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

     The following table sets forth our revenues by category and by geography for the periods indicated:

                        Three months ended      Six months ended
                           October 31,             October 31,
                      ---------------------   -------------------
                       2001      2000           2001       2000
                      ------   --------       --------   --------
Products                 39%       80%            38%        79%
Services                 61        20             62         21
                      ------   --------       --------   --------
    Total revenue       100%      100%           100%       100%
                      ======   ========       ========   ========

U.S.                     85%       68%            80%        77%
Canadian                  5        12             13          7
International            10        20              7         16
                      ------   --------       --------   --------
    Total revenue       100%      100%           100%       100%
                      ======   ========      ========    ========

     Total revenues for the three months and six month periods ended October 31, 2001 were $2.7 million and $5.3 million, respectively, a 57% and 54% decrease compared to $6.3 million and $11.4 million for the comparable periods in the prior fiscal year. The decrease in total revenue was primarily attributable to our transition from the perpetual license model to the subscription license model. In addition, due to the economic recession, we experienced a reduction in the total number of deals sold and the number of large deals sold compared to the three and six month periods ended October 31, 2000.

     For the three months ended October 31, 2001, one of our professional services customers accounted for approximately 12% of our total revenue. For the six month period ended October 31, 2001, one of our professional services customer accounted for more than 10% of our total revenue. For the six month period ended October 31, 2000, two of our customers each accounted for more than 10% of our total revenue.

     Product revenues were $1.1 million and $2.0 million for the three and six month periods ended October 31, 2001, respectively, a 79% and 78% decrease compared to $5.1 million and $9.0 million for the same periods in the prior fiscal year. The decrease was due to a majority of our new license contracts being recognized using our subscription license. Under our new subscription license, we recognize revenue ratably over the term of the contract whereas under the perpetual license model we recognize revenue when the product is delivered. In addition, the decrease in revenue was due to a reduction in the total number of deals completed including fewer purchases of prepaid royalties and the number of large deals sold compared to the same periods in the prior fiscal year. As a result of the downturn in wireless spending and the high technology sector some Certicom customers have either deferred projects to future dates or have experienced budget constraints which caused a reduction in their purchases of Certicom products.

     Services revenues were $1.7 million and $3.3 million for the three and six month periods ended October 31, 2001, respectively, a 33% and 39% increase compared to $1.2 million and $2.3 million for the three and six month periods ended October 31, 2000. The increase in services revenue was due to an increase in contract development work by our professional services organization, a larger customer base, and to a lesser extent, increases in maintenance fees.

     Deferred revenues result primarily from customer prepayments under subscription licenses and software maintenance which are recognized ratably over the life of the agreements; certain royalty agreements which are recognized as royalty license criteria are met; and professional services contracts, which are recognized as the services are performed. Deferred revenue is recognized only when collection of the receivables is reasonably assured.

     Revenues from international sales for the three and six month periods ended October 31, 2001 were $0.3 million and $0.4 million, respectively compared to $1.3 million and $1.9 million for the same periods in fiscal 2001. International revenue accounted for 10% and 7% of total revenues for the three and six month periods October 31, 2001 compared to 20% and 16% for the same periods in fiscal 2001. Certicom expects international sales to continue to remain constant as a percentage of total revenues in fiscal 2002. We expect to continue to invest in our international operations as we plan for growth in international markets.

Cost of Revenues

     Total cost of revenues increased 1% to $2.6 million and $35% to $5.1 million for the three and six month periods ended October 31, 2001, respectively, compared to $2.6 million and $3.8 million for the same periods in the prior fiscal year. Cost of revenues consists of cost of the products and services.

     Cost of product revenues was $0.6 million for each of the three and six month periods ended October 31, 2001, respectively, a 150% and 39% increase as compared to $0.2 million and $0.5 million for the same periods of fiscal 2001. Our cost of products consists primarily of the cost of hardware products manufactured by third parties to our specifications as well as the costs of third-party hardware technology. In October 2001, we wrote-down $0.5 million of inventory related to businesses which we exited.

     Cost of services revenue was $2.0 million and $4.5 million for the three and six month periods ended October 31, 2001 respectively, a 14% decrease and 34% increase compared to $2.3 million and $3.4 million for the same periods in the prior fiscal year. Services costs of revenues consists primarily of personnel related costs associated with providing professional services, customer support and our MobileTrust hosting services to customers and the infrastructure to manage these organizations as well as costs to recruit, develop and retain our services employees. In addition, cost of services revenue includes the amortization of deferred compensation expense in connection with the acquisition of DRG Resources Group, Inc. The decrease for the three months ended October 31, 2001 is primarily due to the decrease in deferred compensation to $516,000 from $860,000, and the reduction in services employees as a result of the June 4, 2001 and August 9, 2001 restructuring programs. The increase for the six months ended October 31, 2001 is primarily due to the increase in services employees for the three months ended July 31, 2001 as compared to the three months ended July 31, 2000.

Operating Expenses

     Our operating expenses consist of sales and marketing, product development and engineering, general and administrative, depreciation and amortization, impairment of goodwill and other intangibles and restructuring costs.

Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries and commissions, related travel, public relations and corporate communications, trade shows, marketing programs and market research and related infrastructure to manage these operations.

     Sales and marketing expenses were $3.5 million and $9.2 million for the three and six month periods ended October 31, 2001, respectively, compared to $4.3 million and $7.5 million for the same periods in fiscal 2001, a decrease of 18% and an increase of 22%, respectively. The decrease in sales and marketing expenses for the three months ended October 31, 2001, was primarily due to a decrease in sales and marketing employees and a reduction in trade shows and marketing programs. The increase in sales and marketing for the six months ended October 31, 2001, was primarily due to the increase in sales employees for the three months ended July 31, 2001 as compared to the three months ended July 31, 2000.

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

     Product development and engineering expenses were $1.9 million and $4.4 million for the three and six month period ended October 31, 2001, respectively, compared to $3.0 million and $5.4 million for the same periods in fiscal 2001, a decrease of 37% and 19% respectively. The decrease is due to the cost savings related to the Company's restructuring efforts.

General and Administrative

     General and administrative expenses consist primarily of salaries and other personnel-related expenses for executive, financial, legal, information services and administrative functions, amortization of stock compensation expense and bad debt expense.

     For the three and six month period ended October 31, 2001, general and administrative expenses were $2.7 million and $5.3 million, respectively, a decrease of 18% and 9% compared to $3.3 million and $5.8 million for the same periods in fiscal 2001. The decreases in fiscal 2002, which include $0.4 million for bad debt expense in the three and six month periods ended October 31, 2001, respectively, are the result of the implementation of our restructuring program announced on June 4, 2001. Since that time we have reduced the number of general and administrative employees and the associated costs.

Depreciation and Amortization

     Depreciation and amortization represent the allocation to income of the cost of fixed assets and intangibles including patents cost over their estimated useful lives.

     Depreciation and amortization were $3.2 million and $6.8 million for the three and six month periods ended October 31, 2001, respectively, an increase of 7% and 18% compared to $3.0 million and $5.7 million for the same periods in fiscal 2001.

Impairment of Goodwill and Other Intangibles

     In connection with our restructuring program announced on June 4, 2001, we identified indicators of possible impairment of goodwill and other acquired intangible assets relating to previous acquisitions. These indicators included the deterioration in the business climate, changes in sales and cash flow forecasts, revised strategic plans for certain acquired business and significant declines in the market values of companies in the security, wireless and general technology industries. As a result, we performed an impairment assessment of the identifiable intangible assets and goodwill recorded in connection with the acquisitions of DRG Resources Group, Inc. and Uptronics, Inc. Accordingly, Certicom compared the undiscounted cash flows associated with the acquired intangible assets and goodwill with the respective carrying amounts and determined that an impairment of certain assets existed. As a result, we recorded an impairment of intangible assets and goodwill of $9.4 million, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows associated with goodwill and intangible assets. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates as of June 4, 2001. We will continue to assess the recoverability of the remaining goodwill and intangible assets in accordance with our policy.

Restructuring Costs

     On June 4, 2001, we announced a restructuring program to prioritize our initiatives, reduce costs not directly associated with selling and developing product and services, decrease discretionary spending and improve efficiency. This restructuring program includes a reduction of our full-time employee headcount, consolidation of excess facilities and reengineering of certain business functions, including a consolidation of distribution channels and a redeployment of product development to focus on our enabling technologies. On August 16, 2001 and November 9, 2001, we announced additional workforce reductions as part of our restructuring program.

     As a result of the restructuring program, we recorded restructuring costs of approximately $9.5 million for the three months ended July 31, 2001 and $12.0 million for three months ended October, 2001. We recorded restructuring expenses in the following areas: 1) reduction in workforce; 2) consolidation of excess facilities and non-productive property and equipment; and 3) elimination of deferred compensation. In addition, we recorded a non-cash charge of $0.5 million to write-down non-software product inventory related to businesses we are exiting.

     Since June 4, 2001, we have announced reductions in our workforce of approximately 63% across all business functions and geographic regions. During the six months ended October 31, 2001, we recorded an estimated charge of approximately $3.3 million relating primarily to severance and fringe benefits.

     During the six months ended October 31, 2001, we recorded a restructuring charge of approximately $13.0 million for property and equipment that will be disposed of or removed from operations and excess facilities including computer equipment and software no longer in use due to the reduction in workforce and downsizing of infrastructure,leasehold improvements related and lease inducements to facilities we no longer plan to occupy.

     For the six months ended October 31, 2001, we also wrote off $1.1 million of lease inducements related to these leasehold improvements. Lease inducements are reimbursements received from the landlord for certain leasehold improvements.

     During the six months ended October 31, 2001, we recorded a charge of $4.2 million for non-cancelable lease costs, of which we have paid $0.4 million under the assumption that we will not be able to sublease certain of our excess facilities in the next two years.

    During our second fiscal quarter ended October 31, 2001, we made adjustments to our non-cancelable lease estimates made during our first fiscal quarter ended July 31, 2001. We made these adjustments to reflect agreements with certain sub-tenants of our facilities for which agreements were entered into subsequent to July 31, 2001. The restructuring adjustment related to these sub tenant agreements was a $1.4 million reduction.

     In connection with the acquisition of DRG Resources Group, Inc., we recorded approximately $7.7 million of deferred compensation expense in connection with shares subject to restriction under employment agreements signed with the former owners of DRG Resources Group, Inc. These amounts are being amortized over an eighteen month period. As a result of the restructuring program announced in June 2001, certain former owners of DRG Resources Group, Inc. left our company. The unvested shares that were restricted under the terms of these employment agreements were immediately vested upon termination of the employees. As a result, approximately $2.3 million of deferred compensation charges were recorded in the first quarter of fiscal 2002.

      For the three and six months ended October 31, 2001, the Company recorded charges for restructuring activities and the write-down of inventory, goodwill and other intangible assets. There were no such charges for the three and six months ended October 31, 2000. The following table summarizes these charges (in thousands of U.S. dollars):


                                        OCTOBER 31, 2001              CUMULATIVE DRAWDOWN
                                  ----------------------------    ---------------------------
                                                                                                   PROVISION
                                    Three Months    Six Months     Cash Payments    Non-Cash       Balance At
                                       Ended          Ended                         Charges      October 31, 2001
Restructuring cost:
Severance:                          $    1,144      $    3,266     $       2,596    $      -        $        670
Property and equipment:                 11,346          14,142                 -      11,318               2,824

Write down of lease
  Inducements:                          (1,105)     (1,105)          -      (1,105)          -
Future lease commitments and
  lease exit costs:                      1,872       4,165         359           -       3,806
Sub tenant lease adjustment:            (1,413)     (1,413)          -                  (1,413)
Deferred compensation:                       -       2,322           -       2,322           -
Other items:                               203         203           8         120          75
                                      --------    --------    --------    --------    --------
                                        12,047      21,580       2,963      12,655       5,962
                                      --------    --------    --------    --------    --------
Deferred compensation:                       -       2,322           -       2,322           -
Other items:                               203         203           8         120          75
                                      --------    --------    --------    --------    --------
                                        12,047      21,580       2,963      12,655       5,962
                                      --------    --------    --------    --------    --------

Write down of inventory:                   486         486           -         486           -

Impairment of goodwill and
  other intangible assets:                   -       9,352           -       9,352           -
                                      --------    --------    --------    --------    --------
Total charges                         $ 12,533    $ 31,418    $  2,963    $ 22,493    $  5,962
                                      ========    ========    ========    ========    ========

     As a result of our on-going restructuring program, we expect to realize a total quarterly expense reduction of approximately $9.3 million as compared to the fourth quarter of fiscal year 2001, excluding non-cash related expenses such as depreciation, amortization, and deferred compensation. As discussed above, expenses include both cost of revenues and operating expenses. The expected quarterly expense reduction began in our first quarter of fiscal year 2002; however the full effect will not be realized until our fourth quarter of fiscal year 2002

Interest and Other Income (Expense)

     For the three and six month periods ended October 31, 2001, interest income was $150,000 and $866,000, respectively, compared to $833,000 and $1.8 million for the same periods in the prior fiscal year. The decline in interest income is the result of a decrease in cash and marketable securities invested and the decline in interest rates on short term investments for the three and six month periods ended October 31, 2001.

     Interest expense for the three and six months ended October 31, 2001, was $171,000 as compared to no interest expense and $423,000 of interest expense for the three and six months ended October 31, 2000. In August 2001, Certicom issued Cdn $13.5 million aggregate principal amount of 7.25% senior unsecured convertible notes (the Notes) on a private placement basis. The Notes were subsequently converted by the holders thereof, without payment of additional consideration into an equal principal amount of 7.25% senior convertible unsecured subordinated debentures (the Debentures). The Debentures mature on August 30, 2004 and are convertible into our common shares at the holder's option at a conversion price of Cdn $3.85 ($2.42 based on the exchange rate on October 31, 2001) per common share. As of the end of fiscal year 2000, we had borrowed $10 million from Sand Hill Capital II, LP (Sand Hill). In connection with this financing, we issued a warrant which entitles Sand Hill to purchase 50,000 of our common shares at an exercise price of Cdn $38.13 ($23.97 based on the exchange rate on October 31, 2001) per share until April 27, 2005. The warrant was valued at $423,000 at the time of issuance based on the Black-Scholes option valuation model. In the first quarter of fiscal 2001, we recorded a one-time, non-cash interest expense of $0.4 million related to the warrant issued to Sand Hill. The value of the warrant was charged to interest expense in the first quarter of fiscal 2001 as the loan was re-paid with proceeds from our public offering in May 2000.

Provision for Income Taxes

     For each of the three and six month periods ended October 31, 2001, the provision for income taxes was $45,000 as compared to $55,000 and $135,000 for the same periods in the prior fiscal year. We pay taxes in accordance with U.S. federal, state and local tax laws and Canadian federal, provincial and municipal tax laws. We do not expect to pay significant corporate income taxes in both Canada and the United States in the foreseeable future because we have significant tax credits and net operating loss carry forwards for Canadian, U.S. federal and U.S. state income tax purposes.

Financial Condition, Liquidity and Capital Resources

     In May 2000, we completed a public offering of 2,500,000 common shares at a per share price of $23.15 in the United States and Canada for an aggregate offering price of approximately $57.9 million. Our net proceeds from the offering were approximately $51.5 million after deducting underwriting discounts and commissions and offering expenses. On April 27, 2000, we borrowed $10 million from Sand Hill, at the prime rate of interest plus 3%. As partial consideration for making advances to us under this credit facility, we granted Sand Hill a warrant to purchase up to 50,000 of our common shares at an exercise price of Cdn.$38.13 ($23.97 based on the exchange rate on October 31, 2001) per share until April 27, 2005. We repaid the loan and interest on May 5, 2000, using a portion of the proceeds received from our public offering, and terminated this facility.

     In March 2001, we issued 4,000,000 of our common shares in Canada and the United States at a per share price of Cdn.$12.50 ($7.86 based on the exchange rate on October 31, 2001). The common shares have not been registered under the United States Securities Act of 1933, as amended. The gross proceeds of this offering were Cdn.$50.0 million ($31.4 million based on the exchange rate on October 31, 2001). After deducting underwriting discounts and commissions and offering expenses, the net proceeds of this offering were Cdn.$47.2 million ($29.7 million based on the exchange rate on October 31, 2001).

     On August 30, 2001, we issued and sold Cdn.$13.5 million (approximately U.S.$8.7 million based on the exchange rate on August 30, 2001) aggregate principal amount of 7.25% senior unsecured convertible notes (the Notes) on a private placement basis. Subsequently, the Notes were converted by the holders thereof, without payment of additional consideration, into an equal principal amount of 7.25% senior convertible unsecured subordinated debentures (the Debentures). The Debentures mature on August 30, 2004 and are convertible into our common shares at the holder's option at any time before the close of business on the earlier of August 30, 2004 and the last business day before the date specified for redemption at a conversion price of Cdn.$3.85 ($2.42 based on the exchange rate at October 31, 2001) per common share. Certicom can redeem the Debentures at any time after August 30, 2003 at a price per Debenture equal to the principal amount thereof to be redeemed, together with accrued and unpaid interest on the principal amount of the Debenture so redeemed if the price of the Company's common shares is not less than 125% of the conversion price. The Debentures provide for semi-annual payments of interest beginning February 28, 2002. The debt issuance costs are being amortized over the term of the Debentures using the interest method. After deducting underwriting commissions and offering expenses, the net proceeds of this offering were Cdn.$12.3 million (approximately $7.7 million based on the exchange rate on October 31, 2001). The net proceeds from the offering will be used for working capital and general corporate purposes.

     At October 31, 2001, total cash and available-for-sale marketable securities were $28.9 million, excluding $2.0 million of restricted cash.

     During the six months ended October 31, 2001, Certicom's operating activities used net cash of $19.6 million. Net cash used in operating activities was primarily due to our net loss of $55.8 million, which was offset by non-cash charges of $30.3 million. The non-cash charges included $6.8 million of depreciation and amortization, $9.4 million of impairment of goodwill and other intangibles, $13.1 million of non-cash restructuring costs, and $1.0 million of stock compensation expense. Net changes in assets and liabilities consisted primarily of an increase in accrued restructuring charges of $6.0 million and a decrease in accounts receivable of $3.8 million, offset by a decrease in accounts payable of $4.2 million.

     During the six months ended October 31, 2001, Certicom's investing activities provided net cash of $8.6 million. Net cash provided by investing activities was primarily due to $22.0 million of net sales and maturities of marketable securities. The cash generated from sales and maturities of marketable securities was offset by $13.4 million of capital expenditures for property, equipment and patents, net of $0.8 million in lease inducements received. These consisted primarily of $10.9 million of leasehold improvements and related costs and $2.5 million of software and hardware cost.

     During the six months ended October 31, 2001, Certicom's financing activities provided net cash of $9.8 million. Net cash provided by financing activities was primarily due to the issuance of convertible debentures of $7.7 million and the issuance of common shares, including these related to the exercise of stock options of $2.2 million.

     We lease premises totaling approximately 111,000 square feet in Hayward, California. These leases expire in July, 2007. Through October 31, 2001, we had capitalized leasehold improvements and related construction costs totaling approximately $11.5 million for our Hayward facilities of which $2.7 million have been written-down due to restructuring initiatives which indicate we will not occupy 43,000 square feet for one of the buildings. We have a lease for approximately 30,300 square feet of office space in Mississauga, Ontario, which expires on December 25, 2009. Currently, our Canadian offices occupy this space. In addition, we have a ten year lease for a building of approximately 130,000 square feet located in Mississauga, Ontario. At this time, the facility is being constructed at our expense and we expect the total construction cost will be approximately $8.1 million. In addition, we anticipate incurring approximately an additional $2.8 million subsequent to October 31, 2001 to complete the build-out of the facility. If the landlord intends to sell the leased premises, we have a right of first refusal with respect of any sale of this property on terms to be negotiated. As a result of our restructuring initiatives, we intend to sublease the entire

130,000 square feet or structure a transaction to buy-out the lease. The annual rental fee for the new site varies between approximately Cdn.$10.85 to Cdn.$13.05 per square foot ($6.82 to $8.20 per square foot based on the exchange rate on October 31, 2001) over the life of the lease. We began paying rent on this lease in May 2001. We also have a lease for approximately 6,000 square feet in Herndon, Virginia that expires on October 2007. The total annual base rent for all facilities is approximately $3.1 million.

     In November 2001, we signed two sublease agreements. One sublease was for one of our buildings in Hayward for approximately 43,000 square feet. The sublease expires in July 2007 and the sublease rent per square foot exceeds the rent per square foot we pay to our landlord under our current lease agreement. The other sublease agreement is for our Herndon facility. The sublease expires in October 2007 and the sublease rent per square foot is less than the rent per square foot we pay to the landlord.

     In June 2001, we converted our enabling technologies products primarily to subscription-based licenses. Currently, our trust services and enterprise application software product lines are accounted for under the subscription model. Subscription licenses provide our customers with rights to use our software for a specified period of time. Customers are entitled to use the license and receive certain customer support services over the license term. In addition, depending on the type of license, our customers have access to unspecified upgrades on an "if and when available" basis. We expect the average duration of the subscription licenses to be between one and two years. At this time, we expect a significant percent of customers to renew their licenses upon license expiration.

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

     Since our inception, we have incurred substantial net losses. As of October 31, 2001, we had an accumulated deficit of approximately $150.8 million (as determined in accordance with U.S. generally accepted accounting principles). We expect to incur additional losses for the foreseeable future and we may never achieve profitability. If we do achieve profitability, we may not be able to sustain it. You should not consider our historical growth indicative of our future revenue levels or operating results. Our success will depend in large part upon our ability to generate sufficient revenue to achieve profitability, to maintain existing customer relationships and to develop new customer relationships.

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

       .  costs related to our facilities consolidation;

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

Because our revenues are difficult to predict, we may not be able to adjust spending in a timely manner to compensate for a shortfall in revenue

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

     In addition, our customers may defer the purchase of, stop using or not renew the subscription license of our products and services at any time, and certain license agreements may be terminated by the customer at any time. We negotiate most of our customer contracts on a case-by-case basis, which makes our revenues difficult to predict. Our existing customer contracts typically provide for base license fees on a subscription or perpetual basis, technology access fees and/or royalties based on a per-unit or per-usage charge or a percentage of revenue from licensees' products containing our technology. In June 2001, we converted our enabling technologies products to primarily subscription-based licenses. Additionally, a number of our large contracts provide that we will not earn additional royalty revenues from those contracts until these customers' shipments exceed certain thresholds. As a result, a portion of our revenues are not recurring from period to period, which makes them more difficult to predict. Our expense levels are based, in part, on our expectations of future revenues and are largely fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues.

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

     The change from perpetual licenses to subscription licenses will impact our reported quarterly and annual revenues on a going-forward basis, as subscription license revenue will be amortized over the term of the subscription license. In the past, the majority of our perpetual license revenues have been recognized in the quarter of product delivery. Therefore, a subscription license order will result in substantially less current-quarter revenue than an equal-sized order for a perpetual license. We expect to invoice our customers upfront for the full amount of a twelve-month subscription license period and collect the invoice within our standard payment terms. Although we expect that over the long term our cash flow from operations under the subscription license model will be equal to or greater than under the perpetual license model, in the near term we expect our cash flow from operations to decrease and deferred revenue and backlog to increase.

The current economic downturn has reduced demand for our products and services, increased the average length of our sales cycle and may adversely affect future revenue

     The majority of our revenue has been, and is expected to continue to be, derived from customers in the United States. Recent economic indicators, including decreases in gross domestic product, reflect a recessionary economy in the United States. Some reports have indicated an even more significant decline in spending by corporations in the area of information technology, which includes the encryption technology and wireless communications markets. While we cannot specifically correlate the impact of macro-economic conditions on our sales activities, we believe that the economic conditions in the United States have resulted in decreased demand in our target markets and, in particular, have increased the average length of our sales cycle and reduced the dollar amount of contracts we sign. To the extent that the current downturn continues or increases in severity, or results in a similar downturn worldwide, we believe demand for our products and services, and therefore future revenue, will be reduced.

Our restructuring of operations may not achieve the results we intend and may harm our business

     In June 2001, we announced a restructuring of our business, which included a reduction in our workforce of approximately 30% as well as other steps to reduce expenses. In August 2001 and November 2001, we announced additional workforce reductions, representing a decrease of approximately 63% of our workforce from June 2001 to further reduce costs to a level commensurate with our expected revenues. The planning and implementation of our restructuring has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively or if we experience difficulties in effecting the restructuring, our expenses could decrease less quickly than we expect. If we find that our restructuring activities announced in June, August and November do not sufficiently decrease our expenses, we may find it necessary to implement further streamlining of our expenses, to perform further reductions in our workforce or to undertake another restructuring of our business. If our restructuring activities are not successful in effectively reducing our expenses or result in the loss of key personnel or employee morale, our business, financial condition and results of operations would be materially adversely affected.

A limited number of customers account for a high percentage of our revenue and the failure to maintain or expand these relationships could harm our business

     Five customers comprised approximately 42% of our revenue for the fiscal year ended April 30, 2001, and approximately 31% of our revenue for the fiscal year ended April 30, 2000. For the six months ended October 31, 2001, five customers accounted for approximately 31% of our revenue. For the three month ended October, 2001, one of our professional services customers accounted for approximately 12% of our total revenue. For the three months ended October 31, 2000, two customers each accounted for more then 10% of our total revenue. For the six month period ended October 31, 2001, one of our professional services customers accounted for more than 10% of our total revenue. For the six month period ended October 31, 2000, two of our customers each accounted for more than 10% of our total revenue.

     The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in usage and revenue associated with the existing or proposed customers would harm our business and prospects.

We are contractually obligated to complete certain leasehold improvements

     In October 2000 we signed a ten-year lease, effective May 2001, for approximately 130,000 square feet located in Mississauga, Ontario. At this time, the facility is being constructed at our expense and we expect the total cost will be approximately $8.7 million. Through October 31, 2001, we have incurred $5.9 million of the total construction costs. We anticipate incurring approximately $2.8 million in additional construction costs subsequent to October 31, 2001 to complete the build-out of the facility. At this time, we do not plan to occupy the facility. Therefore, we are in the process of subleasing 100% of the facility as well as discussing other alternatives with the landlord to terminate the lease. We may not be able to find suitable sub-tenants to occupy this space in a timely manner in the future, if at all, or otherwise sublease these properties without a loss. If we are unable to find suitable sub-tenants, we may experience greater than anticipated operating expenses in the future, which could materially adversely affect our financial condition and operating results.

We may be unable to find sub-tenants to sublease currently leased and vacant space

     In March 2000, we entered into a lease covering 68,000 square feet of office space adjacent to our then existing 43,000 square foot Hayward facility. This lease expires in July 2007 and has an initial monthly rent of approximately $61,000, with 3% annual increases. The lease on our adjacent Hayward facility expires in July 2007 and has current monthly base rent payments of approximately $54,000, increasing to approximately $57,000 in March 2002 and approximately $60,000 in March 2004. In August 2001, we relocated our Hayward operations to the 68,000 square foot facility and in November 2001, subleased our 43,000 square foot Hayward office space at a rental rate slightly above our rental rate. The sub-tenant is a privately financed medical device manufacturer which was started in 1998. The sub-tenant is not yet profitable and there is no assurance the sub-tenant will become profitable. If the sub-tenants were to discontinue paying rent, we would experience greater than planned operating expenses which could materially adversely affect our financial condition and operating results.

     We signed in October 2001 a ten-year lease for approximately 130,000 square feet located in Mississauga, Ontario. If the landlord intends to sell the leased premises, we have a right of first refusal with respect of any sale of this property on terms to be negotiated. The annual rental fee for the new site varies between approximately Cdn.$10.85 to Cdn.$13.05 per square foot ($6.82 to $8.20 per square foot based on the exchange rate on October 31, 2001) over the life of the lease. We began paying rent on this lease in May 2001. At this time we do plan to occupy this facility.

     We are currently searching for tenants to sublease our current Hayward and new Mississauga spaces. We may not be able to find suitable sub-tenants to occupy this space in a timely manner in the future, if at all, or otherwise sublease these properties without a loss. If we are unable to find suitable sub tenants, we may experience greater than anticipated operating expenses in the future, which could materially adversely affect our financial condition and operating results.

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

     In order for our business to be successful, ECC technology must become accepted as an industry standard. This has not happened to date, and may never happen. The technology of our principal competitor, RSA Security Inc., is and has been for the past several years, the de facto standard for security over open networks like the Internet. The patent related to this competing technology expired in September 2000, making this technology freely available. The free availability of such security technology could significantly delay or prevent the acceptance of ECC as a security standard, which could reduce the demand for some of our products and, consequently, our business, financial condition and results of operations could be materially adversely affected.

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

We have only recently begun to sell directly to enterprise customers, and we may not be successful in developing the products and services necessary to serve this new customer base

     We have recently started to sell certain products directly to enterprises other than OEMs. The direct-to-enterprise sales efforts will require that we attract, hire, train, manage and adequately compensate a larger group of professionals. We may not be successful in managing our sales effort so that the revenues produced by our direct sales will offset our increased expenses.

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

We have recently issued convertible debentures and our increased debt may place restrictions on our operations and limit our growth

     On August 30, 2001, we issued and sold Cdn.$13.5 million ($8.7 million based on exchange rate on August 30, 2001) aggregate principal amount of 7.25% convertible notes (the Notes) on a private placement basis. The Notes were subsequently converted by the holders thereof, without payment of additional consideration, into an equal principal amount of 7.25% senior convertible unsecured subordinated debentures (the Debentures) mature on August 30, 2004 and are convertible into our common shares at the holder's option at any time before the close of business on the earlier of August 30, 2004 and the last business day before the date specified for redemption at a conversion price of Cdn.$3.85 ($2.42 based on the exchange rate on October 31, 2001) per common share. If all of the Debentures are converted into common shares, holders of our outstanding common shares could have substantial dilution of their interest in the Company.

     Our total liabilities on a consolidated basis as at October 31, 2001 were approximately $25.9 million. The level of our indebtedness could have important consequences on our ability to operate and grow our business including the following: (i) our ability to obtain additional financing in the future could be restricted: (ii) our cash flow from operations dedicated to the payment of the principal of, an interest on, our indebtedness will not be available for other purpose; (iii) our flexibility in planning for, or reacting to, changes in our business and market conditions could be restricted. In addition, we may be more highly leveraged than certain of our competitors which might place us at a competitive disadvantage, and we could be more vulnerable in the event of further downturns in our business.

We may not generate the required cash flow to service our debt

     We will be required to make our first payment of interest on the Debentures on February 28, 2002. Annual cash interest requirements on the Debentures will be approximately Cdn. $978,750 ($615,340 based on the exchange rate on October 31, 2001) There can be no assurance that we will achieve or sustain profitability or positive cash flow from operating activities, we may not be able to meet our debt service or working capital requirements or to obtain additional capital required in order to execute our business plan.

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

We face risks related to our international operations

     For the six months ended October 31, 2001 and the fiscal year ended April 30, 2001, we derived approximately 7% and 10%, respectively, of our revenue from international operations. An important component of our long-term strategy is to further expand into international markets, and we must continue to devote resources to our international operations in order to succeed in these markets. To date, we have limited experience in international operations and may not be able to compete effectively in international markets. This future expansion is expected to involve opening foreign sales offices, which may cause us to incur substantial costs. International sales and operations may be limited or disrupted by increased regulatory requirements, the imposition of government and currency controls, export license requirements, political instability, labor unrest, transportation delays and interruptions, trade restrictions, changes in tariffs and difficulties in staffing and coordinating communications among international operations. In addition, these foreign markets may require us to develop new products or modify our existing products. There can be no assurance that we will be able to manage effectively the risks associated with our international operations or that those operations will contribute positively to our business, financial condition or operating results.

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

     We occasionally receive communications from third parties alleging patent or copyright infringement, and there is always the chance that third parties may assert infringement claims against us. Currently, we are defending a claim filed against us by Leon Stambler. Any such claims, with our without merit, could result in costly litigation, expense of significant resources to develop non-infringing technology, cause product shipment delays or require us to enter into royalty or licensing agreements. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, financial condition and results of operations would be materially adversely affected.

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

We have limited financial resources and may require additional financing that may not be available on acceptable terms or at all

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

     Currency fluctuations may materially adversely affect us. In fiscal 2000, approximately 33% of our total operating expenses were paid in currencies other than the U.S. dollars. In fiscal 2001, approximately 29% of our total operating expenses were paid in currencies other than the U.S. dollar In the first six months of fiscal 2002, approximately 30% of our total operating expenses were paid in currencies other than the U.S. dollar. Fluctuations in the exchange rate between the U.S. dollar and such other currencies may have a material adverse effect on our business, financial condition and operating results. In particular, we may be materially adversely affected by a significant strengthening of the Canadian dollar against the U.S. dollar.

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

     All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalent. All investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. We believe that an immediate 100 basis point move in interest rates would not materially affect the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalent and short-term investments in a variety of securities, including commercial paper, medium-term notes, and corporate bonds. As of October 31, 2001, our interest rate risk was further limited by the fact that approximately 100% of our investments mature in less than one year. We do not use any derivative instruments to reduce our exposure to interest rate fluctuations.

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

     We have also received a letter on behalf of Geoworks Corporation asserting that it holds a patent on certain aspects of technology that are part of the WAP standard. Our WTLS Plus(TM) toolkit may be used to implement WAP-compliant technology. After an internal investigation based upon the description of Geoworks' purportedly patented technology provided by Geoworks, it is our belief that our toolkits do not include implementation of the Geoworks technology. We have also become aware of a letter circulated on behalf of a Mr. Bruce Dickens asserting that he holds a patent on certain aspects of technology that are implemented within certain portions of the SSL standard. After an internal investigation, it is our belief that we do not implement any validly patented technology. We have received a letter on behalf of eSignX Corporation drawing our attention to a patent which it purports to hold on certain aspects of technology related to the use of WAP-enabled portable electronic authorization devices for approving transactions. The letter states that, based upon a review of a press release announcing our Trustpoint(TM) PKI product, that our product may be covered by eSignX's patent. We have conducted an initial investigation and due to the vague description of the suggested infringement by our products, we were unable to determine the validity of such suggestions. We requested further elaboration from eSignX, and while a response was recently provided, it is complex in nature and we have not had an opportunity to perform an appropriate analysis. Although we intend to vigorously defend any litigation that may arise in connection with these matters, there can be no assurance that we will be successful in doing so, or that such disputes will not have a material adverse impact on us.

     On October 18 2001, we were served with a lawsuit commenced by Mr. Leon Stambler against several companies asserting that Mr. Stambler holds enforceable patents on certain aspects of technology related to online transactions, and seeking unspecified damages (U.S. District Court- Delaware/ Case # 01-0065-SLR). We have retained counsel and filed an answer to that complaint. Although we intend to vigorously defend our right to the use the indicted technology, there can be no assurance that we will be successful in doing so. In general, there can be no assurance that such asserted patent will not have a material adverse impact on us. Continued litigation is likely to be expensive and time-consuming. In general, there can be no assurance that such asserted patents will not have a material adverse impact on us.

     In addition, one of our former employees retained counsel and demanded payment of approximately $375,000 in settlement of a claim for discrimination and wrongful termination. Although we intend to vigorously defend any litigation that may arise in connection with these matters, there can be no assurance that we will be successful in doing so, or that such disputes will not have a material adverse impact on us. The Company has not set aside any financial reserves related to the actions discussed above.

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Shareholders held on October 22, 2001, each of Bernard W. Crotty, William T. Dodds, Louis E. Ryan, William J. Stewart, Scott A. Vanstone and Robert P. Wiederhold was elected as a Director by the number of votes set forth in item 1 of the table below. The following proposals were adopted by the margins required under applicable law:

                                                                        Number of shares

                                                               Votes            Votes         Votes
                                                                For            Withheld      Excluded
                                                               -----           ---------     --------
1.  Election of directors.                                     12,527,226      37,985        71,343

2.  Appointment  of  KPMG  LLP  as  auditors  of  the          12,511,979      57,964        66,611
    Company  to hold  office  until  the  next  annual
    meeting of  shareholders  at a remuneration  to be
    fixed by the Board of Directors of the Company.

Item 6. Exhibits and Reports on Form 8-K

        (a) Index to Exhibits

        Exhibit Number                       Description
        --------------    ---------------------------------------------------
            10.1          Sublease Agreement between Certicom Corp. as Sub-
                          landlord, and Guava Technologies Inc. as Subtenant, dated November 1, 2001.

            10.2          Trust Indenture - Debentures, dated August 30, 2001

            10.3          Trust Indenture - Notes, dated August 30, 2001

            10.4          First Supplemental Indenture, dated August 30, 2001


      (b)   Reports on Form 8-K

            None

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of December 2001.

                                             Certicom Corp.




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