Form 10-Q
period 2002-01-31
CERTICOM CORP
filed 2002-03-19
CIK 1075710

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-15010

CERTICOM CORP.
(Exact name of registrant as specified in its charter)

Yukon Territory, Canada (Province or other jurisdiction of incorporation)	Not Applicable (I.R.S. Employer Identification No.)

25821 Industrial Boulevard Hayward, California (Address of principal executive offices)	94545 (Zip Code)

(510) 780-5400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of February 28, 2002, there were 31,566,004 of registrant’s common shares, no par value, outstanding.

Unless otherwise indicated, all information in this Form 10-Q gives effect to the 2-for-1 split of the Company’s outstanding common shares, which occurred on July 12, 2000.

Certicom® and Security Builder® are our registered trademarks, and certicom encryption™, SSL Plus™, WTLS Plus™, Certilock™, Certifax™, MobileTrust™, Trustpoint™, movian™, movianVPN™ and movianCrypt™ are our trademarks.

In this Form 10-Q, the terms “Certicom”, “the Company”, “we”, “us”, and “our” refer to Certicom Corp., a Yukon Territory, Canada corporation, and/or its subsidiaries.

EXCHANGE RATE INFORMATION

Unless otherwise indicated, all dollar amounts in this Form 10-Q are expressed in United States dollars. References to “$” or “U.S.$” are to United States dollars, and references to “Cdn.$” are to Canadian dollars. The following table sets forth, for each period indicated, information concerning the exchange rates between United States dollars and Canadian dollars based on the inverse of the noon buying rate in the City of New York on the last business day of each month during the period for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York (the “Noon Buying Rate”). The table illustrates how many United States dollars it would take to buy one Canadian dollar. On January 31, 2002, the Noon Buying Rate was U.S. $0.6283 per Cdn.$1.00.

	U.S.$ per Cdn.$ Noon Buying Rate
	Average	Low	High	Period End
Fiscal year ended
April 30, 2001	0.6616	0.6831	0.6333	0.6510
Nine months ended
January 31, 2001	0.6668	0.6889	0.6410	0.6669
January 31, 2002	0.6397	0.6590	0.6279	0.6283
Three months ended
January 31, 2001	0.6569	0.6692	0.6410	0.6669
January 31, 2002	0.6308	0.6363	0.6279	0.6283

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. When used in this document, the words “may”, “would”, “could”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, those which are discussed in “Factors That May Affect Operating Results” beginning on page 22 of this Form 10-Q, in our Annual Report on Form 10-K and in other documents that we file with the Securities and Exchange Commission and Canadian securities regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as intended, planned, anticipated, believed, estimated or expected. We do not intend, and do not assume any obligation, to update these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

CERTICOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except common share amounts)

ASSETS	January 31, 2002	April 30, 2001
	(unaudited)
Current assets:
Cash and cash equivalents	$1,203	$1,942
Short-term investments	17,574	50,310
Accounts receivable	4,258	7,149
Prepaid and other current assets	2,414	3,428

Total current assets	25,449	62,829

Property and equipment, net	16,431	18,288
Intangibles, net	12,360	26,348
Other assets, net	742	—
Restricted cash	1,765	2,009

Total assets	$56,747	$109,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,292	$9,240
Accrued liabilities	2,198	3,106
Accrued restructuring charges	1,686	—
Deferred revenue	3,469	2,168

Total current liabilities	10,645	14,514

Other payables	510	510
Accrued restructuring charges	810	—
Lease inducements	727	1,093
Notes payable	8,277	—

Total liabilities	20,969	16,117

Stockholders’ equity:
Common shares	184,896	175,151
no par value; shares authorized: unlimited; shares issued and outstanding: 31,564,000 and 30,542,000, at January 31, 2002 and April 30, 2001, respectively
Additional paid in capital	12,533	19,945
Deferred compensation expense	(255)	(4,314)
Accumulated other comprehensive income	(2,720)	(2,460)
Accumulated deficit	(158,676)	(94,965)

Total stockholders’ equity	35,778	93,357

Total liabilities and stockholders’ equity	$56,747	$109,474

See accompanying notes to condensed consolidated financial statements.

CERTICOM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except loss per share amounts) (unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2002	2001	2002	2001
Revenues:
Products	$1,701	$5,395	$3,703	$14,411
Services	1,499	2,232	4,749	4,570

Total Revenues	3,200	7,627	8,452	18,981
Cost of revenues:
Products	22	240	655	695
Services	1,764	3,840	6,268	7,415

Total cost of revenues	1,786	4,080	6,923	8,110

Gross margin	1,414	3,547	1,529	10,871
Operating expenses:
Sales and marketing	2,577	4,709	11,733	11,973
Product development and engineering	1,558	3,558	5,972	9,006
General and administrative	1,436	2,964	6,775	8,804
Depreciation and amortization	2,917	3,146	9,696	8,881
Goodwill impairment	—	—	9,352	—
One time secondary offering cost	—	1,693	—	1,693
Restructuring costs	729	—	22,309	—

Total operating expenses	9,217	16,070	65,837	40,357

Loss from operations	(7,803)	(12,523)	(64,308)	(29,486)
Other income (expense):
Interest income	58	609	924	2,266
Interest expense	(227)	—	(398)	(423)
Other income/(expense)	(15)	(128)	46	—

Total other income (expense)	(184)	481	572	1,843

Loss before provision for income taxes	(7,987)	(12,042)	(63,736)	(27,643)
Provision for income taxes	(70)	—	(25)	135

Net loss	$(7,917)	$(12,042)	$(63,711)	$(27,778)

Basic and diluted net loss per share	$(0.25)	$(0.46)	$(2.04)	$(1.07)

Weighted average shares outstanding	31,479	26,239	31,199	25,926

See accompanying notes to condensed consolidated financial statements.

CERTICOM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars) (Unaudited)

	Nine Months Ended January 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(63,711)	$(27,778)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,696	8,879
Deferred stock compensation	1,631	2,756
Non-cash interest expense	104	423
Goodwill impairment	9,352	—
Non-cash restructuring charges	13,173	—

Changes in assets and liabilities:
Accounts receivable, net	2,891	(3,420)
Prepaid and other assets	6	(518)
Accounts payable	(5,951)	6,719
Accrued liabilities	(908)	80
Accrued restructuring charges	2,496	—
Deferred revenue	1,301	1,509

Net cash used by operating activities	(29,920)	(11,350)

Cash flows from investing activities:
Purchase of property and equipment	(13,066)	(6,960)
Purchase of patents and other long term assets	(269)	(337)
Sales and maturities of investments	264,133	4,892
Purchase of investments	(231,206)	(38,566)

Net cash provided (used) by investing activities	19,592	(40,971)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	2,233	53,881
Leasehold inducements	(168)	(124)
Repayment of note payable	—	(10,000)
Issuance of convertible debt, net of debt issuance costs	7,657

Net cash provided by financing activities	9,722	43,757

Effect of exchange rate changes on cash and cash equivalents	(133)	—

Net decrease in cash and cash equivalents	(739)	(8,564)
Cash and cash equivalents at beginning of period	1,942	10,508

Cash and cash equivalents at end of period	$1,203	$1,944

Supplemental disclosures:
Non-cash financing activities:
Conversion of convertible debt to common stock	$207	—
Common shares and options issued for business acquisitions	—	$17,804
Warrants issued in connection with line of credit – non cash interest expense	—	$423

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Certicom Corp. and it’s wholly owned subsidiaries (Certicom or the Company). Intercompany transactions and balances are eliminated upon consolidation.

The condensed consolidated financial statements included in this document are unaudited and reflect all adjustments (consisting only of normal recurring adjustments, except as noted) which are, in the opinion of our management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods shown. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported results of operations. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements and should be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2001 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of this Form 10-Q. The results of operations for the three months and nine months ended January 31, 2002 are not necessarily indicative of the results expected for the entire fiscal year ending April 30, 2002.

Revenue Recognition and Deferred Revenues

Our two primary revenue categories consist of software products, including toolkit licenses, royalties, and end-user products and services, including professional services, customer application porting, training and post contract customer support.

We license our software products primarily through our direct sales force. The license arrangements, which do not provide for right of return, are primarily subscription licenses. As part of our subscription license, we offer our customers the right to receive error and bug fix releases and minor and major releases during the license term.

We recognize software licensing revenue in accordance with all applicable accounting regulations including the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9.

Following the requirements of SOP 97-2, we recognize license revenues when all of the following have occurred:

•	persuasive evidence of an arrangement exists;

•	delivery of the software product to the customer has occurred;

•	the amount of the fees to be paid by the customer are fixed or determinable; and

•	collection of these fees is probable.

Persuasive evidence of an arrangement:    We require a written contract signed by both the customer and us or a purchase order from those customers who have previously negotiated a standard license arrangement with us.

Delivery has occurred:    Typically, we deliver our software electronically. If undelivered products or services exist in an arrangement that are essential to the functionality of a delivered product, delivery is not considered to have occurred until these products or services are delivered. In instances where delivery is electronic and all other criteria for revenue recognition have been achieved, the product is considered delivered when the software is sent to the customer electronically or the access code to download the software from the Internet has been provided to the customer.

Fee is fixed and determinable:    Our customers generally pay in the following manner: for subscription licenses, customers pay annually at the beginning of the year for each year under the license term; for perpetual licenses, customers pay the entire license fee up front; for maintenance and support, customers pay annually at the beginning of the year; and for professional services, customers pay based on milestone achievements. We receive payment for the majority of our arrangements within 120 days from delivery, renewal date or milestone achievement. Arrangements with payment terms extending beyond our customary payment terms are not considered to be fixed or determinable, and revenue from such arrangements is recognized as payments become due.

Collectibility is probable:    We assess collectibility on a customer-by-customer basis. We perform a credit review on certain new customers, based on established criteria, which evaluates the customer’s financial position and ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized on a cash-collected basis.

If an acceptance period is contractually provided, license revenues are recognized upon the earlier of customer acceptance or the expiration of that period.

SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post contract customer support (PCS), or installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. We limit our assessment of vendor specific objective evidence of fair value (VSOE) for each element to the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue. When arrangements require us to deliver specified additional upgrades, the entire fee related to the arrangement is deferred until delivery of the specified upgrade has occurred, unless we have VSOE for the upgrade. Fees related to contracts that require us to deliver unspecified additional products are deferred and recognized ratably over the contract term.

We analyze all of the elements included in our multiple-element arrangements to determine there is sufficient VSOE to allocate revenue to the PCS component of our perpetual license products. We establish VSOE for PCS based on a contract specified renewal rate. Accordingly, if all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9 and PCS revenue is recognized ratably over the PCS term.

In June 2001, we began to offer our enabling technologies products primarily using subscription-based licenses. In addition, our trust services and enterprise application software product lines are accounted for under the subscription model. Subscription licenses provide our customers with rights to use our software for a specified period of time. Customers are entitled to use the license and receive certain customer support services over the license term. In addition, depending on the type of license, our customers have access to unspecified upgrades on an “if and when available” basis. We expect the average duration of the subscription licenses to be between one and two years. Under subscription licenses, we bill our customers for the current year’s product and service fees. As the license and PCS portions of our subscription licenses are bundled and not sold separately and because these licenses often provide for unspecified upgrades, the billed product and service fees are recognized as revenue ratably over the billed period, generally one year.

Our software products are fully functional upon delivery and implementation and do not require significant modification or alteration except when customers request that we perform services to port our standard products to their specific platforms. Typically, when we provide porting services we enter into fixed fee arrangements. For these arrangements we recognize revenue on a percentage of completion basis.

When perpetual licenses and professional services are elements of the same arrangement we determine that there is sufficient VSOE to allocate revenue to the professional services and training components. Accordingly, if all other revenue recognition criteria are met and the professional services are not essential to the functionality of the software, revenue from perpetual licenses is recognized upon delivery using the residual method and professional services and training revenue are recognized as the services are provided.

We recognize revenue as a result of royalty arrangements with our customers. Typically, we structure the royalty arrangements such that we earn a per unit royalty fee or a percentage of our customer’s revenue generated by each customer device or application shipped with our products embedded. Our customers are responsible for reporting the number of units shipped and the revenues related to those shipments. We recognize revenue on royalty arrangements when the customer reports units shipped and revenue related to those units shipped or, if the customer pays in advance for a certain amount of royalties, upon shipment of the product master.

Deferred revenues generally result from the following: subscription licenses for which we have invoiced our customers and we are recognizing revenue ratably over the license term; deferred maintenance and support services; cash received for professional services not yet rendered; and license revenues deferred relating to arrangements where we have received cash and are required to deliver either unspecified additional products or specified upgrades for which we do not have VSOE.

Impairment of Long-Lived Assets

We evaluate the recoverability of our property and equipment and intangible assets when there are indications that the carrying value of those assets may not be recoverable. We consider the following factors to indicate a possible impairment of value of our property and equipment and intangible assets: significant underperformance by our company when compared to expected operating results; significant variance in our net book value as compared to our market capitalization; significant long-term adverse economic or industry trends; a significant decrease in the market value of the asset; and when the extent to which we use an asset or the manner in which we use it changes significantly.

When we determine that one or more impairment indicators are present we compare our net book value of that asset to its expected net future undiscounted cash flows. We recognize impairment of long-lived assets when the net book value exceeds the undiscounted cash flows attributable to that asset.

        In October 2001, the Financial Accounting Standards Board issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).

Research and Product Development Cost

We expense all research and development costs as they are incurred. Scientific research tax credits are recognized at the time the related costs are incurred and recovery is reasonably assured.

        We have capitalized certain costs associated with the filing of approximately sixty patent applications in various jurisdictions. These patent filings relate to Elliptic Curve Cryptography (ECC), various mathematical computational methodologies, security protocols and other cryptographic inventions. After the patent is granted, we amortize the individual patent cost over three years. For patents not yet granted, we expense the capitalized amount upon notification that the patent has not been granted. We capitalize patents not yet granted at their cost less a provision for the possibility of the patent not being granted or abandoned.

Reclassifications

Certain reclassifications have been made to the fiscal 2001 financial statement presentation to conform to the fiscal 2002 presentation.

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

Note 2.    Net Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from options and warrants to purchase common shares or conversion of debentures, using the treasury stock method.

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

	Three Months ended January 31,		Nine Months ended January 31,
	2002	2001	2002	2001
Shares issuable under stock options	1,924,364	5,385,250	3,207,649	5,385,250
Shares of restricted stock subject to repurchase	6,645	198,797	6,645	198,797
Shares issuable pursuant to warrants	50,000	50,000	50,000	50,000
Shares issuable upon conversion of debentures	3,421,559	—	3,421,559	—

The weighted average exercise price of stock options was $1.25 and $8.06 for the three months ended January 31, 2002 and 2001, respectively. The weighted average exercise price of stock options was $1.71 and $9.81 for the nine months ended January 31, 2002 and 2001, respectively. The purchase price of restricted stock was $38.94. The exercise price of outstanding warrants was Cdn.$38.13 per share ($23.96 based on the exchange rate on January 31, 2002). The conversion price of the convertible debentures was Cdn.$3.85 ($2.42 based on the exchange rate on January 31, 2002).

The following table sets forth the computation of basic and diluted net loss per common share (in thousands of U.S. dollars except per share data):

	Three months ended January 31,		Nine months ended January 31,
	2002	2001	2002	2001
Numerator:
Net loss	$(7,917)	$(12,042)	$(63,711)	$(27,778)

Denominator:
Denominator for basic net loss per share— weighted-average shares outstanding	31,479	26,239	31,199	25,926

Effect of dilutive potential common shares	—	—	—	—

Denominator for diluted net loss per share	$31,479	$26,239	$31,199	$25,926

Basic and diluted net loss per share	$(0.25)	$(0.46)	$(2.04)	$(1.07)

Note 3.     Comprehensive Income (Loss)

Other comprehensive losses refer to revenues, expenses, gains and losses that under United States generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net loss. The following table sets forth the components of comprehensive loss for the three and nine months ended January 31, 2002 and 2001, respectively (in thousands of U.S. dollars):

	Three months ended January 31,		Nine months ended January 31,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(7,917)	$(12,042)	$(63,711)	$(27,778)
Other comprehensive income: Unrealized gain (loss) on marketable securities, available for sale	(7)	(74)	(260)	44

Comprehensive loss	$(7,924)	$(12,116)	$(63,971)	$(27,734)

Note 4.     Impairment of Goodwill and Other Intangibles

In connection with our restructuring program announced on June 4, 2001, we identified indicators of possible impairment of goodwill and other acquired intangible assets relating to previous acquisitions. These indicators included the deterioration in the business climate, changes in sales and cash flow forecasts, revised strategic plans for certain acquired businesses and significant declines in the market values of companies in the security, wireless and general technology industries. As a result, we performed an impairment assessment of the identifiable intangible assets and goodwill recorded in connection with the acquisitions of DRG Resources Group, Inc. and Uptronics, Inc. Accordingly, we compared the undiscounted cash flows associated with the acquired intangible assets and goodwill with the respective carrying amounts and determined that an impairment of certain assets existed. As a result, we recorded an impairment of intangible assets and goodwill of $9.4 million, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows associated with goodwill and intangible assets. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates as of June 4, 2001. We will continue to assess the recoverability of the remaining goodwill and intangible assets in accordance with our policy.

Note 5.     Restructuring Costs

On June 4, 2001, we announced a restructuring program to prioritize our initiatives, reduce costs not directly associated with selling and developing products and services, decrease discretionary spending and improve efficiency. This restructuring program includes a reduction of our full-time employee headcount, consolidation of excess facilities and reengineering of certain business functions, including a consolidation of distribution channels and a redeployment of product development to focus on our enabling technologies

As a result of the restructuring program, we recorded restructuring costs of approximately $0.7 million for the three months ended January 31, 2002 and $22.3 million for the nine months ended January 31, 2002. We recorded restructuring expenses in the following areas: 1) reduction in workforce; 2) consolidation of excess facilities and non-productive property and equipment; and 3) elimination of deferred compensation.

Since June 4, 2001, we have announced reductions in our work force of approximately 63% across all business functions and geographic regions. During the three and nine months ended January 31, 2002, we recorded an estimated charge of approximately $0.6 million and $3.8 million, respectively, for severance and fringe benefits, including $0.2 million of severance to be paid during the fourth quarter of fiscal year 2002. As of January 31, 2002, we had approximately 160 full and part time employees.

During the nine months ended January 31, 2002, we recorded a restructuring charge of approximately $14.1 million for property and equipment that will be disposed of or removed from operations including computer equipment and software no longer in use due to the reduction in workforce and downsizing of infrastructure and leasehold improvements related to facilities we no longer plan to occupy. Included in the $14.1 million restructuring charge is a $0.5 million accrued restructuring charge for future leasehold improvements that we are contractually obligated to pay during the fourth quarter of fiscal 2002.

For the nine months ended January 31, 2002, we also wrote off $1.1 million of lease inducements related to these leasehold improvements. Lease inducements are reimbursements received from the landlord for certain leasehold improvements.

During the nine months ended January 31, 2002, we recorded a charge of $4.4 million for non-cancelable lease costs, of which we have paid $1.2 million, under the assumption that we will not be able to sublease certain of our excess facilities in the next two years. During our second fiscal quarter ended October 31, 2001, we made adjustments to our non-cancelable lease estimates made during our first fiscal quarter ended July 31, 2001. We made these adjustments to reflect agreements with certain sub-tenants of our facilities for which agreements were entered into subsequent to July 31, 2001. The restructuring adjustment related to these sub-tenant agreements was a $1.4 million reduction in restructuring costs and accrued restructuring liabilities. See Note 12 - Subsequent Events for additional discussion of adjustments that will be recorded in our fourth quarter of fiscal 2002.

In connection with the acquisition of DRG Resources Group, Inc., we recorded approximately $7.7 million of deferred compensation expense for shares issued subject to restriction under employment agreements signed with the former owners of DRG Resources Group, Inc. These amounts are being amortized over an eighteen month period. As a result of the restructuring program announced in June 2001, certain former owners of DRG Resources Group, Inc. left our company. The unvested shares that were restricted under the terms of these employment agreements were immediately vested upon termination of the employees. As a result, approximately $2.3 million of deferred compensation charges were recorded in the first quarter of fiscal 2002.

For the three and nine months ended January 31, 2002, we recorded charges for restructuring activities and the write-down of inventory, goodwill and other intangible assets. There were no such charges for the three and nine months ended January 31, 2001.

The following table summarizes these charges (in thousands of U.S. dollars):

	January 31, 2002		Cumulative Drawdown
	Three months ended	Nine months ended	Cash Payments	Non-Cash Charges	Provision Balance at January 31, 2002
Restructuring Costs
Severance expense	$644	$3,910	$3,620	—	$290
Severance adjustment	(125)	(125)	—	—	(125)
Property and equipment	—	14,142	2,277	11,318	547
Write down of lease inducements	32	(1,073)	—	(1,073)	—
Lease commitments and exit costs	—	4,165	1,001	—	3,164
Lease commitments and exit cost adjustments	217	217	217	—	—
Sub-tenant lease adjustment	(70)	(1,483)	(103)	—	(1,380)
Deferred compensation	—	2,322	—	2,322	—
Other items	31	234	114	120	—

Total restructuring costs	729	22,309	7,126	12,687	2,496

Write down of inventory included in cost of products revenue	—	486	—	486	—
Impairment of goodwill and other intangible assets	—	9,352	—	9,352	—

Total charges	$729	$32,147	$7,126	$22,525	$2,496

Note 6.     Segment Information and Significant Customer

We operate in one reportable segment. We are a developer, manufacturer and vendor of digital information security products, technologies and services within the industry segment of mobile commerce.

Information about our geographic revenue is given below (in thousands of U.S. dollars):

	Three months ended January 31,		Nine months ended January 31,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S.	$2,431	$6,010	$6,861	$14,716
Canadian	678	1,012	1,128	1,771
International	91	605	463	2,494

Revenue	$3,200	$7,627	$8,452	$18,981

For the three months ended January 31, 2002, two of our customers each accounted for more than 10% of our total revenue. For the three months ended January 31, 2001, none of our customers accounted for more than 10% of our total revenue. For the nine months ended January 31, 2002, none of our customers accounted for more than 10% of our total revenue and for the nine months ended January 31, 2001, two of our customers each accounted for more than 10% of our total revenue.

Note 7.     Public Offering and Stock Split

In May 2000, we completed a public offering of 2,500,000 of our common shares at a per share price of $23.15 in the United States and Canada for an aggregate offering price of approximately $57.9 million. Our net proceeds from the offering were approximately $51.5 million after deducting underwriting discounts and commissions and offering expenses.

In March 2001, we issued 4,000,000 of our common shares in Canada at a per share price of Cdn.$12.50 (approximately $8.14 based on the exchange rate on April 30, 2001). The common shares have not been registered under the United States Securities Act of 1933, as amended. The gross proceeds of this offering were Cdn.$50.0 million (approximately $32.5 million based on the exchange rate on April 30, 2001). After deducting underwriting discounts and commissions and offering expenses, the net proceeds of this offering were Cdn.$47.2 million (approximately $30.8 million based on the exchange rate on April 30, 2001).

On July 12, 2000, we completed a two-for-one split of our outstanding common shares. All share and per share amounts in this document have been adjusted to give effect to this split.

Note 8.     Convertible Debentures

On August 30, 2001, we issued and sold Cdn.$13.5 million (approximately $8.7 million based on the exchange rate on August 30, 2001) aggregate principal amount of 7.25% senior unsecured convertible notes (the Notes) on a private placement basis. Subsequently, the Notes were converted by the holders thereof, without payment of additional consideration, into an equal principal amount of 7.25% senior convertible unsecured subordinated debentures (the Debentures). The Debentures mature on August 30, 2004 and are convertible into our common shares at the holder’s option at any time before the close of business on the earlier of August 30, 2004 and the last business day before the date specified for redemption, if any, at a conversion price of Cdn.$3.85 ($2.42 based on the exchange rate at January 31, 2002) per common share or 3,506,495 shares. During the quarter ended January 31, 2002, $207,461 aggregate principal amount of the debentures were converted into 84,935 of our common shares, 3,421,560 common shares remain in reserve for issuance in the event all of the Debentures are converted.

We have the right to redeem the Debentures at any time after August 30, 2003 at a price per Debenture equal to the principal amount thereof to be redeemed, together with accrued and unpaid interest on the principal amount of the Debenture so redeemed if the price of our common shares is not less than 125% of the conversion price. The debt issuance costs are being amortized over the term of the Debentures using the interest method. After deducting underwriting commissions and offering expenses, the net proceeds of this offering were Cdn.$12.3 million (approximately $7.7 million based on the exchange rate on January 31, 2002). The net proceeds from the offering have been and will be used for working capital and general corporate purposes.

Note 9.     Stock Option Repricing

        In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”, an interpretation of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which, among other things, requires variable-award accounting for repriced options from the date the options are repriced until the date of exercise. This interpretation became effective on July 1, 2000 to cover specific events that occurred after December 15, 1998. On March 17, 1999, our Board of Directors approved the exchange of options to acquire an aggregate of 1,106,240 of our common shares for options having a right to acquire 382,914 common shares. Because these options were repriced after December 15, 1998, they are covered by the interpretation. Accordingly, these options will be accounted for as variable until the date they are exercised, forfeited or expire unexercised. Additional compensation cost will be measured for the full amount of any increases in share price after July 1, 2000 and will be recognized over the remaining vesting period. Any adjustment to the compensation cost for further changes in share price after the options vest will be recognized immediately. Stock compensation amortization credits of $6,143 and $0.6 million were recorded for the three and nine months ended January 31, 2001, respectively. As of July 31, 2001, the price of our common shares was less than the exercise price of the repriced stock options. As a result, a credit of approximately $311,000 was recorded to stock compensation amortization expense in the first quarter of fiscal 2002. Deferred compensation expense related to this repricing of options was $0 for the second quarter of fiscal 2002. As of January 31, 2002, the price of our common shares was less than the exercise price of the repriced options and therefore no compensation expense was recorded during the third quarter of fiscal 2002.

On July 6, 2001, we announced a voluntary stock option exchange program to be offered to employees in which they were able to exchange current outstanding options for new options to be issued no sooner than six months and one day after the end of the exchange period. The stock option exchange period ended on October 25, 2001. For options with exercise prices over $23.00, program participants will receive one new option for each two options tendered for exchange provided that the participant is employed with our company on the date of grant of the new options. For options with exercise prices between $10.00 and $22.99, program participants will receive two new options for each three options tendered for exchange provided that the participant is employed with our company on the date of grant of the new options. Options with exercise prices below $10.00 were not eligible for exchange under this program. Each of the new options will be subject to a vesting schedule whereby 25% will vest immediately upon issue, and the balance will vest monthly on a prorated basis for 24 months. The new options will be exercisable for a period of 5 years from the date of grant. Employees tendered 902,346 stock options and, in exchange for such options, we intend to issue approximately 420,202 new stock options no sooner than April 29, 2002.

In conjunction with our voluntary stock option exchange program, approximately 437,000 shares issued within the 6 months prior to the announcement date of July 6, 2001, during the offer period, and within the six months subsequent to the legal cancellation date of October 25, 2001 are subject to variable award accounting rules as discussed in EITF 00-23 Issue 36(e). Accordingly, these options will be accounted for as variable until the date they are exercised, forfeited or expire unexercised. Additional compensation cost will be measured for the full amount of any increases in share price after the date of grant and will be recognized over the remaining vesting period. Any adjustment to the compensation cost for further changes in share price after the options vest will be recognized immediately. For the three and nine months ending January 31, 2002, additional stock compensation expense of approximately $136,000 was recognized in connection with the voluntary stock option exchange program. In addition, approximately $83,000 of compensation expense related to unvested options was deferred and will be recognized over the vesting period of the options subject to variable award accounting rules.

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

In April 2000, we received a letter on behalf of Carnegie Mellon University asserting that it owns the trademark “CERT”, and that it believes our use of the stock symbol “CERT” will cause confusion with and/or dilute its purported trademark. Although we intend to defend our use of the stock symbol “CERT” vigorously, there can be no assurance that we will be successful in doing so, or that this dispute with the University will not have a material adverse impact on us.

We have also received a letter on behalf of Geoworks Corporation asserting that it holds a patent on certain aspects of technology that are part of the WAP standard. Our WTLS Plus(TM) toolkit may be used to implement WAP-compliant technology. After an internal investigation based upon the description of Geoworks’ purportedly patented technology provided by Geoworks, it is our belief that our toolkits do not include implementation of the Geoworks technology. We have also become aware of a letter circulated on behalf of a Mr. Bruce Dickens asserting that he holds a patent on certain aspects of technology that are implemented within certain portions of the SSL standard. After an internal investigation, it is our belief that we do not implement any validly patented technology. We have received a letter on behalf of eSignX Corporation (eSignX) drawing our attention to a patent which it purports to hold on certain aspects of technology related to the use of WAP-enabled portable electronic authorization devices for approving transactions. The letter states that, based upon a review of a press release announcing our Trustpoint(TM) PKI product, that our product may be covered by eSignX’s patent. We have conducted an initial investigation and due to the vague description of the suggested infringement by our products, we were unable to determine the validity of such suggestions. We requested further elaboration from eSignX, and while a response was provided, this matter is complex in nature and we are still in the process of performing an appropriate analysis. Due to the complex and technical nature of such claims, the process of determining the appropriate action often requires a series of communications (each with attendant analysis) to reach an adequate understanding of the scope of such a patent. Although we intend to vigorously defend any litigation that may arise in connection with these matters, there can be no assurance that we will be successful in doing so, or that such disputes will not have a material adverse impact on us.

On October 18, 2001, we were served with a lawsuit commenced by Mr. Leon Stambler against several companies, asserting that Mr. Stambler holds enforceable patents on certain aspects of technology related to online transactions, and seeking unspecified damages (United States District Court- Delaware/ Case # 01-0065-SLR). We have retained counsel, filed an answer to that complaint, and are conducting discovery. The court has ordered all parties to commence non-binding mediation discussions in April 2002. Although we intend to vigorously defend our right to the use the indicted technology, there can be no assurance that we will be successful in doing so. Continued litigation will be expensive and will require significant management time. In general, there can be no assurance that such asserted patents will not have a material adverse impact on us.

One of our former employees retained counsel and has demanded payment of approximately $375,000 in settlement of a claim for discrimination and wrongful termination.

We have not set aside any financial reserves related to the actions discussed above.

Note 11.     Recent Accounting Pronouncement

In July 2001, the FASB issued SFAS No. 141. “Business Combinations”. SFAS No. 141 requires that all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001 for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interest method is no longer permitted. In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be periodically reviewed for impairment. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful life. We adopted SFAS No. 141 immediately upon issuance. We will adopt SFAS No. 142 on May 1, 2002. As of January 31, 2002, un-amortized goodwill is $11.0 million, which will continue to be amortized until the date of adoption of SFAS No. 142. Amortization expense for the three and nine months ended January 31, 2002 was $1.4 million and $4.8 million, respectively. Because of the extensive effort required to comply with adoption of SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on our financial statements, including whether we will be required to recognize any transitional impairment loss.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact on our financial statements of adopting SFAS 143 has not been determined.

In October 2001, the Financial Accounting Standards Board issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No.144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 does not address the impairment of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142 as discussed above. We will adopt SFAS No. 144 May 1, 2002. We have not determined what the effects of adoption of SFAS No. 144 will have on our financial statements.

Note 12.     Subsequent Events

On February 26, 2002, we hired Ian McKinnon as our President and Chief Executive Officer and appointed Mr. McKinnon to our Board of Directors.

On October 25, 2001 we entered into an agreement with our landlord (the Purchase Agreement) to purchase the facility located at 1980 Matheson Boulevard in Mississauga, Ontario, Canada (the 1980 Matheson facility), which we are currently leasing. Under the terms of the Purchase Agreement, Certicom had the right to assign all or any of our interest in the Purchase Agreement to a third party and to have the lease terminated on closing.

On January 25, 2002, we agreed to assign the Purchase Agreement (the Assignment) to a third party who has expertise in real estate property management and development. Under the Assignment, Certicom will make a one-time assumption fee payment to the third party of Cdn. $1,125,000 ($706,880 based on the exchange rate on January 31, 2002) upon completion of the transactions contemplated by the Purchase Agreement. Upon signing the Assignment, Certicom placed approximately Cdn. $1,437,000 ($903,828 based on the exchange rate on January 31, 2002) into escrow for completion of the facility build out to a point where the owner could receive an occupancy certificate from the local municipal authorities. Under the Assignment, the parties set February 25, 2002 as the closing date for the completion of the transactions contemplated by the Purchase Agreement. Due to circumstances related to the facility build out, the closing date was extended to March 11, 2002; then subsequently the Purchase Agreement was further extended to March 13, 2002 to allow for more time for the landlord and the third party to negotiate terms in the final closing documents. As a result of these extensions, we paid an additional Cdn. $100,000 ($62,866 based on the exchange rate on January 31, 2002) into escrow for costs related to completing the facility build out. The completion of the transaction was subject to all parties completing the closing documents within the specified period of time.

        As of January 31, 2002, we placed Cdn $500,000 ($314,169 based on the exchange rate on January 31, 2002) of the assumption fee in escrow with a third party escrow agent. In addition, we had made deposits for the Purchase Agreement and the 1980 Matheson lease of Cdn $400,000 ($251,335 based on the exchange rate of January 31, 2002.) These amounts are recorded as prepaid deposits as of January 31, 2002. As part of the execution of the Assignment, the deposits became part of the assumption fee. The Cdn $1,437,020 ($902,934 based on the exchange rate on January 31, 2002) paid into escrow for the completion of the facility buildout was recorded as a reduction of accrued restructuring costs. Additionally, CDN $225,000 ($141,376 based on the exchange rate at January 31, 2002) was recorded as a reduction in accrued restructuring costs.

On March 13, 2002, the sale of the 1980 Matheson facility was completed and ownership of the building was transferred from the landlord to the third party. In connection with the execution and completion of the Purchase Agreement, the lease on the 1980 Matheson facility, to which we were a party, was terminated.

        As a result of the above, as of March 13, 2002, we have been released from future obligations under the 1980 Matheson facility lease including the discontinuance of lease payments and further costs related to the facility build out, which will result in a reduction of approximately $1.8 million in lease commitments and exit costs and leasehold improvements in accrued restructuring costs.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

Certain statements contained in this Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. When used in this document, the words “may”, “would”, “could”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, those which are discussed in “Factors That May Affect Operating Results” beginning on page 22 of this Form 10-Q, in our Annual Report on Form 10-K and in other documents that we file with the Securities and Exchange Commission and Canadian securities regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as intended, planned, anticipated, believed, estimated or expected. We do not intend, and do not assume any obligation, to update these forward-looking statements.

    Overview

We are a leading provider of information security software and services, specializing in solutions for mobile commerce and the mobile workforce. Our products and services are specifically designed to address the challenges imposed by a wireless data environment. We offer comprehensive solutions that incorporate our efficient encryption technology and are based on industry standards for information security that utilize public-key cryptography. We believe that the addition of our products to wireless infrastructures will help to build the trust and confidence necessary for the success of mobile commerce and the mobile workforce.

Historically, we have focused on the development and marketing of cryptographic and information security protocol toolkits. Today, our comprehensive product offering includes an enabling technologies suite, which allows original equipment manufacturers, or OEMs, to develop secure e-business applications; our enterprise application software, which provides virtual private network, or VPN, security and strong personal digital assistant, or PDA, data security for enterprises wanting to enable a mobile workforce; and our trust services, which provide OEMs and enterprises with the necessary public-key infrastructure, or PKI, management tools and certificate services to authenticate servers and users.

In addition, we provide consulting and systems integration services to assist our customers in designing and implementing efficient security solutions. Our products and services solve difficult security problems for the world’s leading providers of computing and communication products. OEM customers integrate our enabling technologies into their hardware and software products, then sell the finished products to consumers or enterprise customers. In addition, we sell our enterprise application software directly to Fortune 100 companies.

We were founded in 1985 and are governed by the laws of the Yukon Territory, Canada. We determined that commencing May 1, 1999 our functional currency was the United States dollar and, accordingly, we began measuring and reporting our results of operations in United States dollars from that date. We changed our functional currency as we derive a majority of our revenues and incur a significant portion of our expenses in United States dollars.

On January 26, 2000, we acquired all the outstanding shares of common stock of Trustpoint, a corporation based in Mountain View, California. Trustpoint is a private developer of PKI products. OEMs use PKI products to develop authentication and certification applications and services. In connection with this acquisition, we issued 201,120 of our common shares in exchange for all of the outstanding shares of Trustpoint and we also assumed Trustpoint’s outstanding employee stock options. The transaction was accounted for as a purchase and, accordingly, the total consideration of approximately $10.5 million has been allocated to the tangible and intangible assets acquired based on their respective fair values on the acquisition date. Trustpoint’s results of operations have been included in the consolidated financial statements from the date of acquisition. As a result of our acquisition of Trustpoint, we recorded goodwill and other intangible assets of approximately $10 million. These amounts are being amortized over a three to five year period. As of January 31, 2002, we have recorded approximately $5.3 million of goodwill and other intangible assets.

        On September 12, 2000, we completed our acquisition of DRG Resources Group, Inc., a corporation based in Redwood City, California. DRG Resources Group, Inc. is an e-commerce security consulting company. In connection with this acquisition, we issued 397,595 of our common shares in exchange for all of the outstanding shares of DRG Resources Group, Inc. and we also assumed DRG Resources Group, Inc.’s outstanding stock options. The transaction was accounted for as a purchase and, accordingly, the total consideration of approximately $18.0 million has been allocated to the tangible and intangible assets acquired based on their respective fair values on the acquisition date. The results of operations of DRG Resources Group, Inc. have been included in the consolidated financial statements from the date of acquisition. As a result of our acquisition of DRG Resources Group, Inc., we recorded goodwill, deferred compensation expense, and other intangible assets of approximately $17.9 million. As a result of our restructuring program announced in June 2001, certain former owners and employees of DRG Resources Group, Inc. left our company and we wrote-off all such goodwill and other intangible assets and decreased the associated deferred compensation expense such that, as of January 31, 2002, $0.2 million remained.

Our consolidated financial statements contained in this Form 10-Q are reported in United States dollars and are presented in accordance with United States generally accepted accounting principles, or U.S. GAAP. The following discussion and analysis relates to our financial statements that have been prepared in accordance with U.S. GAAP.

Results of Operations

We have incurred substantial operating losses since our inception and we expect to continue to incur operating losses in the future and we may never achieve profitability. As of January 31, 2002, we had an accumulated deficit of approximately $159 million as determined in accordance with U.S. GAAP.

The following table sets out, for the periods indicated, selected financial information from our consolidated financial statements as a percentage of revenue.

	Three months ended January 31, 2002		Nine months ended January 31, 2002
	2002	2001	2002	2001
Revenues:
Products	53%	71%	44%	76%
Services	47%	29%	56%	24%

Total Revenues	100%	100%	100%	100%
Cost of revenues:
Products	1%	3%	8%	4%
Services	55%	50%	74%	39%

Total cost of revenues	56%	53%	82%	43%

Gross margin	44%	47%	18%	57%
Operating expenses:
Sales and marketing	81%	62%	139%	63%
Product development and engineering	49%	47%	71%	47%
General and administrative	45%	39%	80%	46%
Depreciation and amortization	91%	41%	115%	47%
Goodwill impairment	0%	0%	111%	0%
One time secondary offering cost	0%	22%	0%	9%
Restructuring costs	22%	0%	263%	0%

Total operating expenses	288%	211%	779%	212%

Loss from operations	(244%)	(164%)	(761%)	(155%)

Revenues

The accompanying unaudited condensed consolidated financial statements include the accounts of Certicom Corp. and it’s wholly owned subsidiaries (Certicom or the Company). Intercompany transactions and balances are eliminated upon consolidation.

The condensed consolidated financial statements included in this document are unaudited and reflect all adjustments (consisting only of normal recurring adjustments, except as noted) which are, in the opinion of our management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods shown. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported results of operations. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements and should be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2001 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of this Form 10-Q. The results of operations for the three months and nine months ended January 31, 2002 are not necessarily indicative of the results expected for the entire fiscal year ending April 30, 2002.

Revenue Recognition and Deferred Revenues

Our two primary revenue categories consist of software products, including toolkit licenses, royalties, and end-user products and services, including professional services, customer application porting and post contract customer support and training.

We license our software products primarily through our direct sales force. The license arrangements, which do not provide for right of return, are primarily subscription licenses. As part of our subscription license, we offer our customers the right to receive error and bug fix releases and minor and major releases during the license term.

We recognize software licensing revenue in accordance with all applicable accounting regulations including the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9.

Following the requirements of SOP 97-2, we recognize license revenues when all of the following have occurred:

•	persuasive evidence of an arrangement exists;

•	delivery of the software product to the customer has occurred;

•	the amount of the fees to be paid by the customer are fixed or determinable; and

•	collection of these fees is probable.

Persuasive evidence of an arrangement:    We require a written contract signed by both the customer and us or a purchase order from those customers who have previously negotiated a standard license arrangement with us.

Delivery has occurred:    Typically, we deliver our software electronically. If undelivered products or services exist in an arrangement that are essential to the functionality of a delivered product, delivery is not considered to have occurred until these products or services are delivered. In instances where delivery is electronic and all other criteria for revenue recognition have been achieved, the product is considered delivered when the software is sent to the customer electronically or the access code to download the software from the Internet has been provided to the customer.

Fee is fixed and determinable:    Our customers generally pay in the following manner: for subscription licenses, customers pay annually at the beginning of the year for each year under the license term; for perpetual licenses, customers pay the entire license fee up front; for maintenance and support, customers pay annually at the beginning of the year; and for professional services, customers pay based on milestone achievements. We receive payment for the majority of our arrangements within 120 days from delivery, renewal date or milestone achievement. Arrangements with payment terms extending beyond our customary payment terms are not considered to be fixed or determinable, and revenue from such arrangements is recognized as payments become due.

Collectibility is probable:    We assess collectibility on a customer-by-customer basis. We perform a credit review on certain new customers, based on established criteria, which evaluates the customer’s financial position and ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized on a cash-collected basis.

If an acceptance period is contractually provided, license revenues are recognized upon the earlier of customer acceptance or the expiration of that period.

SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post contract customer support (PCS), or installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. We limit our assessment of vendor specific objective evidence of fair value (VSOE) for each element to the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue. When arrangements require us to deliver specified additional upgrades, the entire fee related to the arrangement is deferred until delivery of the specified upgrade has occurred, unless we have VSOE for the upgrade.
Fees related to contracts that require us to deliver unspecified additional products are deferred and recognized ratably over the contract term.
We analyze all of the elements included in our multiple-element arrangements to determine there is sufficient VSOE to allocate revenue to the PCS component of our perpetual license products. We establish VSOE for PCS based on a contract specified renewal rate. Accordingly, if all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9 and PCS revenue is recognized ratably over the PCS term.

        In June 2001, we began to offer our enabling technologies products primarily using subscription-based licenses. In addition, our trust services and enterprise application software product lines are accounted for under the subscription model. Subscription licenses provide our customers with rights to use our software for a specified period of time. Customers are entitled to use the license and receive certain customer support services over the license term. In addition, depending on the type of license, our customers have access to unspecified upgrades on an “if and when available” basis. We expect the average duration of the subscription licenses to be between one and two years. Under subscription licenses, we bill our customers for the current year’s product and service fees. As the license and PCS portions of our subscription licenses are bundled and not sold separately and because these licenses often provide for unspecified upgrades, the billed product and service fees are recognized as revenue ratably over the billed period, generally one year.

Our software products are fully functional upon delivery and implementation and do not require significant modification or alteration except when customers request that we perform services to port our standard products to their specific platforms. Typically, when we provide porting services we enter into fixed fee arrangements. For these arrangements we recognize revenue on a percentage of completion basis.

When perpetual licenses and professional services are elements of the same arrangement, we determine that there is sufficient VSOE to allocate revenue to the professional services and training components. Accordingly, if all other revenue recognition criteria are met and the professional services are not essential to the functionality of the software, revenue from perpetual licenses is recognized upon delivery using the residual method and professional services and training revenue are recognized as the services are provided.

We recognize revenue as a result of royalty arrangements with our customers. Typically, we structure the royalty arrangements such that we earn a per unit royalty fee or a percentage of our customers revenue generated by for each customer device or application shipped with our products embedded. Our customers are responsible for reporting the number of units shipped and the revenues related to those shipments. We recognize revenue on royalty arrangements when the customer reports units shipped and revenue related to those units shipped or, if the customer pays in advance for a certain amount of royalties, upon shipment of the product master.

Deferred revenues generally result from the following: subscription licenses for which we have invoiced our customers and we are recognizing revenue ratably over the license term; deferred maintenance and support services; cash received for professional services not yet rendered; and license revenues deferred relating to arrangements where we have received cash and are required to deliver either unspecified additional products or specified upgrades for which we do not have VSOE.

The following table sets forth, for the periods indicated, our revenues by category and by geography as a percentage of total revenue:

	Three months ended January 31,		Nine months ended January 31,
	2002	2001	2002	2001
Products	53%	71%	44%	76%
Services	47%	29%	56%	24%

Total revenue	100%	100%	100%	100%

U.S.	76%	79%	79%	78%
Canadian	21%	13%	16%	9%
International	3%	8%	5%	13%

Total revenue	100%	100%	100%	100%

Total revenues for the three and nine months ended January 31, 2002 were $3.2 million and $8.5 million, respectively, a 58% and 55% decrease compared to $7.6 million and $19.0 million for the comparable periods in the prior fiscal year, respectively. The decrease in total revenue was primarily attributable to our transition from the perpetual license model to the subscription license model and the economic recession, during which time capital spending on wireless technology declined significantly. As a result, we experienced a reduction in the total number of deals closed and a reduction in the number and dollar value of large deals closed compared to the three and nine months ended January 31, 2001.

For the three months ended January 31, 2002, two of our customers accounted for more than 10% of our total revenue. For the three months ended January 31, 2001, none of our customers accounted for more than 10% of our total revenue. For the nine months ended January 31, 2002, none of our customers accounted for more than 10% of our total revenue and for the nine months ended January 31, 2001, two of our customers accounted for more than 10% of our total revenue. In addition, during the three months ended January 31, 2002 our five largest customers accounted for 48% of total revenues.

        Product revenues were $1.7 million and $3.7 million for the three and nine months ended January 31, 2002, respectively, a 68% and 74% decrease compared to $5.4 million and $14.4 million for the same periods in the prior fiscal year. The decrease was due to a majority of our new license contracts being recognized under our subscription license model. Under our new subscription license model, we recognize revenue ratably over the term of the contract whereas under the perpetual license model we recognize revenue when the product is delivered. In addition, the decrease in revenue was due to a reduction in the total number of deals completed, including fewer purchases of prepaid royalties and fewer large deals sold compared to the same periods in the prior fiscal year, respectively. As a result of the downturn in wireless spending and the high technology sector, some of our customers have either deferred projects to future dates or have experienced budget constraints, which caused a reduction in their purchases of our products.

Services revenues were $1.5 million and $4.7 million for the three and nine months ended January 31, 2002, respectively, a decrease of 32% and an increase of 2% compared to $2.2 million and $4.6 million for the same periods last year, respectively. The decrease in services revenues for the three month period ended January 31, 2002, was primarily due to a decline in our professional services revenues, which resulted from a shift in our professional services to focus more on projects that are complimentary to our security technology. As a result of this change in focus, we have not bid on and closed as many professional services contracts and have reduced the number of revenue generating professional services employees. Revenues from customer support and maintenance were flat and increased 28% for the three and nine months ended January 31, 2002, respectively as compared to the same periods in the prior fiscal year.

Deferred revenues generally result from the following: subscription licenses for which we have invoiced our customers and we are recognizing revenue ratably over the license term; deferred maintenance and support services; cash received for professional services not yet rendered; and license revenues deferred relating to arrangements where we have received cash and are required to deliver either unspecified additional products or specified upgrades for which we do not have vendor-specific objective evidence of fair value. Deferred revenue is recognized only when collection of the receivables is reasonably assured.

Revenues from international sales for the three and nine months ended January 31, 2002 were $0.1 million and $0.5 million, respectively, compared to $0.6 million and $2.5 million for the comparable periods in the prior fiscal year, respectively. International revenue accounted for 3% and 5% of total revenues for the three and nine months ended January 31, 2002 respectively, compared to 8% and 13% for the comparable periods in the prior fiscal year. We believe that there are significant opportunities for wireless security in Europe and Asia, and, accordingly, will continue to invest in international sales. As a result, we expect international sales to grow as a percentage of total revenues in our fiscal fourth quarter ended April 30, 2002.

Cost of Revenues

Total cost of revenues decreased 56% to $1.8 million and 15% to $6.9 million for the three and nine months ended January 31, 2002, respectively, compared to $4.1 million and $8.1 million for the same periods in the prior fiscal year, respectively. Cost of revenues consists of cost of products and services.

Cost of product revenues was $22,000 and $0.7 million for the three and nine months ended January 31, 2002, respectively, a 91% decrease as compared to $0.2 million for the three months ended January 31, 2001 and unchanged for the nine months ended January 31, 2001. The decrease for the three months ended January 31, 2002, is a result of a decrease in product sales. Our cost of products consists primarily of the cost of hardware products manufactured by third parties to our specifications as well as the costs of third-party hardware technology. In October 2001, we wrote-down $0.5 million of inventory related to businesses which we exited.

Cost of services revenue was $1.8 million and $6.3 million for the three and nine months ended January 31, 2002, respectively, a 54% decrease and 15% decrease compared to $3.9 million and $7.4 million for the same periods in the prior fiscal year, respectively. Services costs of revenues consists primarily of personnel related costs associated with providing professional services, customer support and our MobileTrust hosting services to customers and the infrastructure to manage these organizations as well as costs to recruit, develop and retain our services employees. In addition, cost of services revenue includes the amortization of deferred compensation expense in connection with the acquisition of DRG Resources Group, Inc. The decrease for the three months ended January 31, 2002 is primarily due to the decrease in deferred compensation to $516,000 from $860,000, for the comparable period in the prior fiscal year, the reduction in services employees as a result of the restructuring programs begun on June 4, 2001 and the changes in the capabilities we offer customers and processes we use to operate our mobile trust hosting services.

Operating Expenses

Our operating expenses consist of sales and marketing, product development and engineering, general and administrative, depreciation and amortization, impairment of goodwill and other intangibles and restructuring costs. In the third quarter of fiscal 2002 we changed our methodology for allocating salaries and related personnel costs related to information technology and facilities. Salaries and related personnel costs are now allocated to cost of services, sales and marketing, product development and engineering and general and administrative. These salary and related personnel costs were previously reported as general and administrative expenses. The additional costs allocated from general and administrative to cost of services, sales and marketing and product development are less than $200,000 in aggregate for the quarter ending January 31, 2002. We did not restate prior quarters for the current or prior fiscal years.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries and commissions, related travel, public relations and corporate communications, trade shows, marketing programs and market research and related infrastructure to manage these operations.

Sales and marketing expenses were $2.6 million and $11.7 million for the three and nine months ended January 31, 2002, respectively, compared to $4.7 million and $12.0 million for the same periods in fiscal 2001, a decrease of 45% and 3%, respectively. The decrease in sales and marketing expenses for the three and nine months ended January 31, 2002, was primarily due to a decrease in sales and marketing employees and a reduction in trade shows and marketing programs.

Product Development and Engineering

        Product development and engineering expenses consist primarily of employee salaries, sponsorship of cryptographic research activities at various universities, participation in various cryptographic, wireless and e-business standards associations, related travel and related infrastructure to manage these operations.

We have capitalized certain costs associated with the filing of approximately sixty patent applications in various jurisdictions. These patent filings relate to Elliptic Curve Cryptography (ECC), various mathematical computational methodologies, security protocols and other cryptographic inventions. After the patent is granted, we amortize the individual patent cost over three years. For patents not granted, we expense the capitalized amount upon notification that the patent has not been granted. We capitalize patents not yet granted at their cost less a provision for the possibility of the patent not being granted or abandoned.

Product development and engineering expenses were $1.6 million and $6.0 million for the three and nine months ended January 31, 2002, respectively, compared to $3.6 million and $9.0 million for the same periods in fiscal 2001, a decrease of 56% and 33%, respectively. The decrease is due to a reduction in the number of employees performing product development and engineering and to the cost savings related to our restructuring programs.

General and Administrative

General and administrative expenses consist primarily of salaries and other personnel-related expenses for executive, financial, legal, information services and administrative functions, amortization of stock compensation expense and bad debt expense.

Accounts receivable are recorded net of an allowance for bad debt of approximately $954,000 and 1,075,000 as of January 31, 2002 and April 30, 2001, respectively. We regularly review the adequacy of our allowance for doubtful accounts after considering the following risk factors; the size of the accounts receivable aging, the length of time each invoice is past due, the customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 60 days past due with an amount due greater than a certain amount to determine if the allowance is appropriate based on the risk factors discussed above. In addition, we record an allowance for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due and historical payment experience. The allowance for doubtful accounts represents our best estimate of the recoverability of receivables, however, changes in circumstances relating to accounts receivable may result in changes in the allowance for bad debt.

For the three and nine months ended January 31, 2002, general and administrative expenses were $1.4 million and $6.8 million, respectively, a decrease of 53% and 23% compared to $3.0 million and $8.8 million for the same periods in fiscal 2001, respectively. The decreases in fiscal 2002, which include $0.2 million and $0.6 million of bad debt expense in the three and nine months ended January 31, 2002, respectively, are the result of the implementation of our restructuring program announced on June 4, 2001. Since that time we have reduced the number of general and administrative employees and the associated costs.

Depreciation and Amortization

Depreciation and amortization represent the allocation to income of the cost of fixed assets and intangibles including patents cost over their estimated useful lives. Computer equipment, furniture and fixture and software costs are depreciated over their estimated useful lives of three to five years. Leasehold improvements are generally depreciated over the life of the lease, which are six to seven years.

Depreciation and amortization were $2.9 million and $9.7 million for the three and nine months ended January 31, 2002, respectively, an increase of 7% and 9% compared to $3.0 million and $8.9 million for the same periods in fiscal 2001, respectively. The increase is a result of additional leasehold improvements in use during the three and nine months ended January 31, 2002.

Impairment of Goodwill and Other Intangibles

We evaluate the recoverability of our property and equipment and intangible assets when there are indications that the carrying value of those assets may not be recoverable. We consider the following factors to indicate a possible impairment of value of our property and equipment and intangible assets are: significant underperformance by our company when compared to expected operating results; significant variance in our net book value as compared to our market capitalization; significant long-term adverse economic and industry trends; a significant decrease in the market value of the asset; and when the extent to which we use an asset or the manner in which we use it changes significantly.

When we determine that one or more impairment indicators are present we compare our net book value of that asset to its expected net future undiscounted cash flows. We recognize impairment of long-lived assets when the net book value exceeds the undiscounted cash flows attributable to that asset.

In connection with our restructuring program announced on June 4, 2001, we identified indicators of possible impairment of goodwill and other acquired intangible assets relating to previous acquisitions. These indicators included the deterioration in the business climate, changes in sales and cash flow forecasts, revised strategic plans for certain acquired businesses and significant declines in the market values of companies in the security, wireless and general technology industries. As a result, we performed an impairment assessment of the identifiable intangible assets and goodwill recorded in connection with the acquisitions of DRG Resources Group, Inc. and Uptronics, Inc. Accordingly, we compared the undiscounted cash flows associated with the acquired intangible assets and goodwill with the respective carrying amounts and determined that an impairment of certain assets existed. As a result, we recorded an impairment of intangible assets and goodwill of $9.4 million, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows associated with goodwill and intangible assets. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates as of June 4, 2001. We will continue to assess the recoverability of the remaining goodwill and intangible assets in accordance with our policy.

Restructuring Costs

On June 4, 2001, we announced a restructuring program to prioritize our initiatives, reduce costs not directly associated with selling and developing products and services, decrease discretionary spending and improve efficiency. This restructuring program includes a reduction of our full-time employee headcount, consolidation of excess facilities and reengineering of certain business functions, including a consolidation of distribution channels and a redeployment of product development to focus on our enabling technologies

We have recorded significant restructuring charges in connection with our abandonment of certain operating leases as part of our program to restructure our operations and related facilities initiated in the first quarter of fiscal 2002. Lease abandonment costs for the abandoned facilities were estimated to include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the time period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analysis provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

As a result of the restructuring program, we recorded restructuring costs of approximately $0.7 million for the three months ended January 31, 2002 and $22.3 million for the nine months ended January 31, 2002. We recorded restructuring expenses in the following areas: 1) reduction in workforce; 2) consolidation of excess facilities and non-productive property and equipment; and 3) elimination of deferred compensation.

        Since June 4, 2001, we have announced reductions in our work force of approximately 63% across all business functions and geographic regions. During the three and nine months ended January 31, 2002, we recorded an estimated charge of approximately $0.6 million and $3.8 million, respectively, for severance and fringe benefits, including $0.2 million of severance to be paid during the fourth quarter of fiscal year 2002. As of January 31, 2002, we had approximately 160 full and part time employees.

During the nine months ended January 31, 2002, we recorded a restructuring charge of approximately $14.1 million for property and equipment that will be disposed of or removed from operations including computer equipment and software no longer in use due to the reduction in workforce and downsizing of infrastructure and leasehold improvements related to facilities we no longer plan to occupy. Included in the $14.1 million restructuring charge is a $0.5 million accrued restructuring charge for future leasehold improvements that we are contractually obligated to pay during the fourth quarter of fiscal year 2002.

For the nine months ended January 31, 2002, we also wrote off $1.1 million of lease inducements related to these leasehold improvements. Lease inducements consist of reimbursements received from the landlord for certain leasehold improvements.

During the nine months ended January 31, 2002, we recorded a charge of $4.4 million for non-cancelable lease costs, of which we have paid $1.2 million, under the assumption that we will not be able to sublease certain of our excess facilities in the next two years. During our second fiscal quarter ended October 31, 2001, we made adjustments to our non-cancelable lease estimates made during our first fiscal quarter ended July 31, 2001. We made these adjustments to reflect agreements with certain sub-tenants of our facilities for which agreements were entered into subsequent to July 31, 2001. The restructuring adjustment related to these sub-tenant agreements was a $1.4 million reduction in restructuring costs and accrued restructuring liabilities. See Note 12—Subsequent Events for additional discussion of adjustments that will be recorded in our fourth quarter of fiscal 2002.

In connection with our acquisition of DRG Resources Group, Inc., we recorded approximately $7.7 million of deferred compensation expense for shares issued subject to restriction under employment agreements signed with the former owners of DRG Resources Group, Inc. These amounts are being amortized over an eighteen month period. As a result of the restructuring program announced in June 2001, certain former owners of DRG Resources Group, Inc. left our company. The unvested shares that were restricted under the terms of these employment agreements were immediately vested upon termination of the employees. As a result, approximately $2.3 million of deferred compensation charges were recorded in the first quarter of fiscal 2002.

For the three and nine months ended January 31, 2002, we recorded charges for restructuring activities and the write-down of inventory, goodwill and other intangible assets. There were no such charges for the three and nine months ended January 31, 2001.

The following table summarizes these charges (in thousands of U.S. dollars):

	January 31, 2002		Cumulative Drawdown		Provision Balance at January 31, 2002
	Three months ended	Nine months ended	Cash Payments	Non-Cash Charges
Restructuring Costs
Severance expense	$644	$3,910	$3,620	—	$290
Severance adjustment	(125)	(125)	—	—	(125)
Property and equipment	—	14,142	2,277	11,318	547
Write down of lease inducements	32	(1,073)	—	(1,073)	—
Lease commitments and exit costs	—	4,165	1,001	—	3,164
Lease commitments and exit cost adjustments	217	217	217	—	—
Sub-tenant lease adjustment	(70)	(1,483)	(103)	—	(1,380)
Deferred compensation	—	2,322	—	2,322	—
Other items	31	234	114	120	—

Total restructuring costs	729	22,309	7,126	12,687	2,496

Write down of inventory included in cost of products revenue	—	486	—	486	—
Impairment of goodwill and other intangible assets	—	9,352	—	9,352	—

Total charges	$729	$32,147	$7,126	$22,525	$2,496

As a result of our on-going restructuring program, we expect to realize a total quarterly expense reduction in the fourth quarter of fiscal 2002 of approximately $9.8 million as compared to the fourth quarter of fiscal 2001, excluding non-cash related expenses such as depreciation, amortization, and deferred compensation. As discussed above, expenses include both cost of revenues and operating expenses.

In our first quarter of fiscal year 2002, we began to realize a reduction in our quarterly expenses as a result of our restructuring program; however, we do not expect to realize the full effect of the restructuring program until our fourth quarter of fiscal 2002.

Interest and Other Income (Expense)

For the three and nine months ended January 31, 2002, interest income was approximately $58,000 and $924,000, respectively, compared to $609,000 and $2.3 million for the same periods in the prior fiscal year, respectively. The decline in interest income is the result of a decrease in cash and marketable securities invested and the decline in interest rates on short-term investments for the three and nine months ended January 31, 2002.

Interest expense for the three and nine months ended January 31, 2002 was approximately $227,000 and $398,000, respectively, as compared to no interest expense and $423,000 of interest expense for the three and nine months ended January 31, 2001, respectively. In August 2001, we issued Cdn. $13.5 million (approximately $8.7 million based on the exchange rate on August 30, 2001), aggregate principal amount of 7.25% senior unsecured convertible notes (the Notes) on a private placement basis. The Notes were subsequently converted by the holders thereof, without payment of additional consideration into an equal principal amount of 7.25% senior convertible unsecured subordinated debentures (the Debentures). The Debentures mature on August 30, 2004 and are convertible into our common shares at the holder’s option at a conversion price of Cdn. $3.85 ($2.42 based on the exchange rate on January 31, 2002) per common share. In connection with the issuance of the Debentures, we recorded $0.8 million in deferred issuance cost, which are being recorded as interest expense over the term of the Debentures.

At the end of fiscal year 2000, we borrowed $10 million from Sand Hill Capital II, LP (Sand Hill). In connection with this financing, we issued a warrant which entitles Sand Hill to purchase 50,000 of our common shares at an exercise price of Cdn. $38.13 ($23.97 based on the exchange rate on January 31, 2002) per share until April 27, 2005. The warrant was valued at $423,000 at the time of issuance based on the Black-Scholes option valuation model. In the first quarter of fiscal 2001, we recorded a one-time, non-cash interest expense of $0.4 million related to the warrant issued to Sand Hill. The value of the warrant was charged to interest expense in the first quarter of fiscal 2001 as the loan was re-paid with proceeds from our public offering in May 2000.

Provision for Income Taxes

For the three and nine month periods ended January 31, 2002, the provision for income taxes was a credit of $70,000 and $25,000, respectively, as compared to $0 and $135,000 for the same periods in the prior fiscal year, respectively. We pay taxes in accordance with United States federal, state and local tax laws and Canadian federal, provincial and municipal tax laws. We do not expect to pay significant corporate income taxes in either Canada or the United States in the foreseeable future because we have significant tax credits and net operating loss carry forwards for Canadian, United States federal and United States state income tax purposes.

Financial Condition, Liquidity and Capital Resources

In May 2000, we completed a public offering of 2,500,000 common shares at a per share price of $23.15 in the United States and Canada for an aggregate offering price of approximately $57.9 million. Our net proceeds from the offering were approximately $51.5 million after deducting underwriting discounts and commissions and offering expenses. On April 27, 2000, we borrowed $10 million from Sand Hill, at the prime rate of interest plus 3%. As partial consideration for making advances to us under this credit facility, we granted Sand Hill a warrant to purchase up to 50,000 of our common shares at an exercise price of Cdn.$38.13 ($23.97 based on the exchange rate on January 31, 2002) per share until April 27, 2005. We repaid the loan and interest on May 5, 2000, using a portion of the proceeds received from our public offering, and terminated this facility.

In March 2001, we issued 4,000,000 of our common shares in Canada at a per share price of Cdn.$12.50 ($7.86 based on the exchange rate on January 31, 2002). The common shares have not been registered under the United States Securities Act of 1933, as amended. The gross proceeds of this offering were Cdn.$50.0 million ($31.4 million based on the exchange rate on January 31, 2002). After deducting underwriting discounts and commissions and offering expenses, the net proceeds of this offering were Cdn.$47.2 million ($29.7 million based on the exchange rate on January 31, 2002).

        On August 30, 2001, we issued and sold Cdn.$13.5 million (approximately $8.7 million based on the exchange rate on August 30, 2001) aggregate principal amount of 7.25% senior unsecured convertible notes (the Notes) on a private placement basis. Subsequently, the Notes were converted by the holders thereof, without payment of additional consideration, into an equal principal amount of 7.25% senior convertible unsecured subordinated debentures (the Debentures). The Debentures mature on August 30, 2004 and are convertible into our common shares at the holder’s option at any time before the close of business on the earlier of August 30, 2004 and the last business day before the date specified for redemption, if any, at a conversion price of Cdn.$3.85 ($2.42 based on the exchange rate at January 31, 2002) per common share. We are entitled to redeem the Debentures at any time after August 30, 2003 at a price per Debenture equal to the principal amount thereof to be redeemed, together with accrued and unpaid interest on the principal amount of the Debenture so redeemed if the price of our common shares is not less than 125% of the conversion price. The Debentures provide for semi-annual payments of interest beginning February 28, 2002. The debt issuance costs are being amortized over the term of the Debentures using the interest method. After deducting underwriting commissions and offering expenses, the net proceeds of this offering were Cdn.$12.3 million (approximately $7.7 million based on the exchange rate on January 31, 2002). The net proceeds from the offering have been and will be used for working capital and general corporate purposes.

At January 31, 2002, total cash, cash equivalents and short-term investments were $18.8 million, excluding $1.8 million of restricted cash.

During the nine months ended January 31, 2002, our operating activities used net cash of $29.9 million. Net cash used in operating activities was primarily due to our net loss of $63.7 million, which was offset by non-cash charges of $33.9 million. The non-cash charges included $9.7 million of depreciation and amortization, $9.4 million of impairment of goodwill and other intangibles, $13.2 million of non-cash restructuring costs, and $1.6 million of stock compensation expense. For the nine months ended January 31, 2002, net decreases in assets and liabilities, were approximately $0.1 million. The changes consisted primarily of decreases in accounts payable and accrued liabilities of $6.0 million and $0.9 million, respectively, a decrease in accounts receivable of $2.9 million, and increases in accrued restructuring charges and deferred revenue of $2.5 million and $1.3 million, respectively. The severance and property and equipment accrued restructuring liabilities of $0.7 million will be paid during the fourth quarter of fiscal 2002. Lease commitments of $0.3 million will be paid, net of sub-tenant payments over the term of the lease and the remaining lease commitments will be reduced as a result of the closing of the Purchase Assignment on March 13, 2002

During the nine months ended January 31, 2002, our investing activities provided net cash of $19.6 million. Net cash provided by investing activities was primarily due to $32.9 million of net sales and maturities of marketable securities. The cash generated from sales and maturities of marketable securities was offset by $13.3 million of capital expenditures for property, equipment and patents, net of $0.8 million in lease inducements received. These capital expenditures consisted primarily of $10.9 million of leasehold improvements and related costs and $2.4 million of software and hardware cost.

During the nine months ended January 31, 2002, our financing activities provided net cash of $9.7 million. Net cash provided by financing activities was primarily due to the issuance of the Notes of $7.7 million, net of $0.8 million of deferred issuance cost and the issuance of common shares, including these related to the exercise of stock options of $2.2 million.

We lease premises totaling approximately 111,000 square feet in Hayward, California. These leases expire in July, 2007. As of January 31, 2002, we had capitalized leasehold improvements and related construction costs totaling approximately $11.5 million for our Hayward facilities of which $2.7 million have been written-down due to restructuring initiatives as we will not occupy 43,000 square feet in one of the buildings. We have a lease for approximately 30,300 square feet of office space in Mississauga, Ontario, which expires on December 25, 2009. Currently, our Canadian offices occupy this space. We also have a lease for approximately 6,000 square feet in Herndon, Virginia that expires on October 2007. The total annual base rent for all facilities is approximately $1.9 million.

In November 2001, we signed two sublease agreements. One sublease was for one of our buildings in Hayward, California for approximately 43,000 square feet. The sublease expires in July 2007 and the sublease rent per square foot is approximately the same as the rent per square foot we pay to our landlord under our current lease agreement. The other sublease agreement is for our Herndon facility. The sublease expires in October 2007 and the sublease rent per square foot is less than the rent per square foot we pay to the landlord. Certicom receives total annual sublease payments of approximately $1.0 million.

On October 25, 2001 we entered into an agreement with our landlord (the Purchase Agreement) to purchase the facility located at 1980 Matheson Boulevard in Mississauga, Ontario, Canada (the 1980 Matheson facility), which we are currently leasing. Under the terms of the Purchase Agreement, Certicom had the right to assign all or any of our interest in the Purchase Agreement to a third party. In connection with the execution of the Purchase Agreement, the lease on the 1980 Matheson Boulevard facility, to which we were a party, was terminated.

On January 25, 2002, we agreed to assign the Purchase Agreement (the Assignment) to a third party who has expertise in real estate property management and development. Under the Assignment, Certicom will make a one-time assumption fee payment to the third party of Cdn. $1,125,000 ($706,880 based on the exchange rate on January 31, 2002) upon completion of the transactions contemplated by the Purchase Agreement. Upon signing the Assignment, Certicom placed approximately Cdn. $1,437,000 ($903,828 based on the exchange rate on January 31, 2002) into escrow for completion of the facility build out to a point where the owner could receive an occupancy certificate from the local municipal authorities. Under the Assignment, the parties set February 25, 2002 as the closing date for the completion of the transactions contemplated by Purchase Agreement. Due to circumstances related to the facility build out, the closing date was extended to March 11, 2002; then subsequently the Purchase Agreement was extended to March 13, 2002 to allow for more time for the landlord and the third party to negotiate terms in the final closing documents. As result of these extensions, we paid an additional Cdn. $100,000 ($62,866 based on the exchange rate on January 31, 2002) for costs related to completing the facility build out. The completion of the transaction was subject to all parties completing the closing documents within the specified period of time. We have paid approximately $518,000 of the assumption fee and classified that amount as a prepaid deposit and the facility build out of $903,828 which has reduced our restructuring accrual for property and equipment as of January 31, 2002.

        As of January 31, 2002, we placed Cdn $500,000 ($314,169 based on the exchange rate on January 31, 2002) of the assumption fee in escrow with a third party escrow agent. In addition, we had made deposits for the Purchase Agreement and the 1980 Matheson lease of Cdn $400,000 ($251,335 based on the exchange rate of January 31, 2002.) These amounts are recorded as prepaid deposits as of January 31, 2002. As part of the execution of the Assignment, the deposits became part of the assumption fee. The Cdn $1,437,020 ($902,934 based on the exchange rate on January 31, 2002) paid into escrow for the completion of the facility buildout was recorded as a reduction of accrued restructuring costs. Additionally, CDN $225,000 ($141,376 based on the exchange rate at January 31, 2002) was recorded as a reduction in accrued restructuring costs.

On March 13, 2002, the sale of the 1980 Matheson facility was completed and ownership of the building was transferred from the landlord to the third party.

        As a result of the above, as of March 13, 2002, we have been released from all our obligations under the 1980 Matheson facility leases including the discontinuance of lease payments and further costs related to the facility build out, which will result in a reduction of approximately $1.8 million in lease commitments and exit costs and leasehold improvements in accrued restructuring costs.

In June 2001, we converted our enabling technologies products primarily to subscription-based licenses. In addition, our trust services and enterprise application software product lines are accounted for under the subscription model. Subscription licenses provide our customers with rights to use our software for a specified period of time. Customers are entitled to use the license and receive certain customer support services over the license term. In addition, depending on the type of license, our customers have access to unspecified upgrades on an “if and when available” basis. We expect the average duration of the subscription licenses to be between one and two years. At this time, we expect a significant percent of customers to renew their licenses upon license expiration.

The change from perpetual licenses to subscription licenses has impacted our reported quarterly and annual revenues and will continue to do so on a go-forward basis, as subscription license revenue will be amortized over the term of the subscription license. In the past, the majority of our perpetual license revenues have been recognized in the quarter of product delivery. Therefore, a subscription license order will result in substantially less current-quarter revenue than an equal-sized order for a perpetual license. We invoice our customers upfront for the full amount of a twelve-month subscription license period and collect the invoice within our standard payment terms. Although we expect that over the long term our cash flow from operations under the subscription license model will be equal to or greater than under the perpetual license model, our cash flow from operations has decreased and deferred revenue and backlog has increased since the introduction of the subscription model compared to prior periods. We expect this trend to continue in the near term.

We expect our restructuring initiatives to reduce our operating expenses by $9.8 million when comparing the fourth quarter of fiscal 2002 to the fourth quarter of fiscal 2001. Additionally, we believe our payments for leasehold improvements will have been substantially completed by the end of the fourth quarter of fiscal 2002.

We believe that our current cash, cash equivalents, marketable securities and anticipated cash flow from operations will be sufficient to meet our liquidity needs for the foreseeable future. In the event that we experience a material reduction in our estimated revenues or we are unable to maintain our costs at their current levels or lower in the near term, we may need to raise additional funds through public or private financings, strategic partnerships, as well as collaborative relationships, borrowings and other available sources or further restructure our operations. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If we raise funds by issuing additional equity securities, the percentage of our stock owned by our then current shareholders will be reduced. If adequate funds are not available, we may be required to significantly curtail one or more of our research and development programs or commercialization efforts or to obtain funds through arrangements with collaborative partners or others on less favorable terms.

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

Risks Related to Our Company

We have a limited operating history and have incurred losses since inception and anticipate incurring losses for the foreseeable future.

Although we have been engaged in the cryptographic security industry since 1985, we did not ship our first commercial toolkit or enter the United States market until 1997. Accordingly, our business operations are subject to all of the risks inherent in a new business enterprise, such as competition and viable operations management. These risks and uncertainties are often worse for a company engaged in new and evolving product markets.

Since our inception, we have incurred substantial net losses. As of January 31, 2002, we had an accumulated deficit of approximately $158.7 million (as determined in accordance with United States generally accepted accounting principles). We expect to incur additional losses for the foreseeable future and we may never achieve profitability. If we do achieve profitability, we may not be able to sustain it. You should not consider our historical growth indicative of our future revenue levels or operating results. Our success will depend in large part upon our ability to generate sufficient revenue to achieve profitability, to maintain existing customer relationships and to develop new customer relationships.

Because our quarterly operating results are subject to fluctuations, period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as an indication of future performance.

Our quarterly operating results have historically fluctuated and may fluctuate significantly in the future. Accordingly, our operating results in a particular period are difficult to predict and may not meet the expectations of securities analysts or investors. If this were to occur, our share price would likely decline significantly. Factors that may cause our operating results to fluctuate include:

•	our transition to a subscription license business model;

•	the level of demand for our products and services as well as the timing of new releases of our products;

•	our dependence in any quarter on the timing of a few large sales;

•	our ability to maintain and grow a significant customer base;

•	the fixed nature of a significant portion of our operating expenses, particularly personnel, research and development, and leases;

•	costs related to our facilities consolidation;

•	unanticipated product discontinuation or deferrals by our OEM customers;

•	changes in our pricing policies or those of our competitors;

•	currency exchange rate fluctuations; and

•	timing of acquisitions, our effectiveness at integrating acquisitions with existing operations and related costs.

Accordingly, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful. You should not rely on the results of one quarter as an indication of our future performance.

Because our revenues are difficult to predict, we may not be able to adjust spending in a timely manner to compensate for a shortfall in revenue.

We derive our revenue primarily from sales of our products and services to our OEM customers. Our sales vary in frequency, and OEM customers may or may not purchase our products and services in the future. The sale to, and implementation by, OEMs of our products and services typically involve a lengthy education process, along with significant technical evaluation and commitment of capital and other resources by them. This process is also subject to the risk of delays associated with (a) their internal budgeting and other procedures for approving capital expenditures, (b) deploying new technologies, and (c) testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with many of our products and services are generally lengthy and we may not succeed in closing transactions on a timely basis, if at all. In addition, our five largest customers accounted for 48% of our total revenues for three months ended January 31, 2002. If orders expected from a specific customer for a particular period are not realized, our revenues could fail to materialize.

In addition, our customers may defer the purchase of, stop using or not renew the subscription license of our products and services at any time, and certain license agreements may be terminated by the customer at any time. We negotiate most of our customer contracts on a case-by-case basis, which makes our revenues difficult to predict. Our existing customer contracts typically provide for base license fees on a subscription or perpetual basis, technology access fees and/or royalties based on a per-unit or per-usage charge or a percentage of revenue from licensees’ products containing our technology. In June 2001, we converted our enabling technologies products to primarily subscription-based licenses. Additionally, a number of our large contracts provide that we will not earn additional royalty revenues from those contracts until these customers’ shipments exceed certain thresholds. As a result, a portion of our revenues is not recurring from period to period, which makes them more difficult to predict. Our expense levels are based, in part, on our expectations of future revenues and are largely fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues.

The recent introduction of a subscription business model may continue to result in a decrease in our reported revenue and cash flow from operations.

In June 2001, we converted our enabling technologies products to primarily subscription-based licenses. In addition, our trust services and enterprise application solutions product lines are accounted for under the subscription model. Subscription licenses provide our customers with rights to use our software for a specified period of time. Customers are entitled to use the license and receive certain customer support services over the license term. In addition, depending on the type of license, our customers have access to unspecified upgrades on an “if and when available” basis. We expect the average duration of the subscription licenses to be between one and two years. Although, we expect a significant percentage of our customers to renew their licenses’ upon license expiration, many of our customers may decide not to renew their subscription and as a result future revenues may not occur as expected.

The change from perpetual licenses to subscription licenses has impacted and will impact our reported quarterly and annual revenues on a going-forward basis, as subscription license revenue will be amortized over the term of the subscription license. In the past, the majority of our perpetual license revenues have been recognized in the quarter of product delivery. Therefore, a subscription license order will result in substantially less current-quarter revenue than an equal-sized order for a perpetual license. We expect to invoice our customers upfront for the full amount of a twelve-month subscription license period and collect the invoice within our standard payment terms. Although we expect that over the long term our cash flow from operations under the subscription license model will be equal to or greater than under the perpetual license model, our cash flow from operations has decreased and deferred revenue and backlog has increased since the introduction of the subscription model compared to prior periods. We expect this trend to continue in the near term.

The current economic downturn has reduced demand for our products and services, increased the average length of our sales cycle and may adversely affect future revenue.

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

Our restructuring of operations may not achieve the results we intend and may harm our business.

In June 2001, we announced a restructuring of our business, which included a reduction in our workforce of approximately 30% as well as other steps to reduce expenses. In August 2001 and November 2001, we announced additional workforce reductions, representing a decrease of approximately 63% of our workforce from June 2001 to further reduce costs to a level commensurate with our expected revenues. The planning and implementation of our restructuring has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively or if we experience difficulties in effecting the restructuring, our expenses could decrease less quickly than we expect. If we find that our restructuring activities announced in June, August and November do not sufficiently decrease our expenses, we may find it necessary to implement further streamlining of our expenses, to perform further reductions in our workforce or to undertake another restructuring of our business. If our restructuring activities are not successful in effectively reducing our expenses or result in the loss of key personnel or employee moral, our business, financial condition and results of operations would be materially adversely affected.

A limited number of customers account for a high percentage of our revenue and the failure to maintain or expand these relationships could harm our business.

Five customers comprised approximately 42% of our revenue for the fiscal year ended April 30, 2001, and approximately 31% of our revenue for the fiscal year ended April 30, 2000. For the three and nine months ended January 31, 2002, five customers accounted for approximately 48% and 30% of our revenue, respectively. For the three months ended January 31, 2002, two of our customers accounted for more than 10% of our total revenue. For the three months ended January 31, 2001, none of our customers accounted for more than 10% of our total revenue. For the nine months ended January 31, 2002, none of our customers accounted for more than 10% of our total revenue and for the nine months ended January 31, 2001, two of our customers accounted for more than 10% of our total revenue.

The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in usage and revenue associated with the existing or proposed customers would materially harm our business and prospects.

We may be unable to find sub-tenants to sublease currently leased space.

In March 2000, we entered into a lease covering 68,000 square feet of office space adjacent to our then existing 43,000 square foot Hayward facility. This lease expires in July 2007 and has an initial monthly rent of approximately $61,000 plus operating costs, with 3% annual increases. The lease on our 43,000 square foot Hayward facility expires in July 2007 and has current monthly base rent payments of approximately $54,000, increasing to approximately $57,000 in March 2002 and approximately $60,000 in March 2004. In August 2001, we relocated our Hayward operations to the 68,000 square foot facility and in November 2001, subleased our 43,000 square foot Hayward office space at a rental rate approximately the same as our rental rate. The sub-tenant is a privately financed medical device manufacturer that commenced operations in 1998. The sub-tenant is not yet profitable and there is no assurance the sub-tenant will become profitable. If the sub-tenant was to discontinue paying rent, we would experience greater than planned operating expenses, which could materially adversely affect our financial condition and operating results.

Our success depends on an increase in the demand for digital signatures in m-commerce transactions and ECC-based technology becoming accepted as an industry standard.

For handheld devices, many of the advantages that our ECC-based technology has over conventional security technology are not applicable to a transaction that does not involve the creation of a digital signature on a handheld device. Currently, the vast majority of e-business and m-business transactions do not involve such digital signatures. Participants in mobile e-business have only recently begun to require client digital signatures in some applications, such as enterprise data access and certain high-value transactions. Unless the number of mobile e-business transactions involving client digital signatures increases, the demand for our products and services, and consequently, our business, financial condition and operating results could be materially adversely affected.

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

Some of our products are new, unproven and currently generate little or no revenue.

In late 2000 and early 2001, we launched our PKI products and VPN client software product. We continue to invest in and develop future versions of these products, which add features and functionality, and to support our current versions of these products. We cannot predict the future level of acceptance, if any, of these new products, and we may be unable to generate significant revenue from these products.

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

Our business depends on continued development of the Internet and the continued growth of mobile-commerce.

Our future success is substantially dependent upon continued growth in Internet usage and the acceptance of mobile and wireless devices and their use for mobile-business. The adoption of the Internet for commerce and communications, particularly by individuals and companies that have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business and exchanging information. In particular, companies that have already invested substantial resources in other means of conducting commerce and exchanging information may be reluctant or slow to adopt a new, Internet-based strategy that may make their existing infrastructure obsolete. To the extent that individuals and businesses do not consider the Internet to be a viable commercial and communications medium, our business may not grow.

Furthermore, building a wireless-based strategy requires significant investment. Many companies may not have resources and capital to build the infrastructure required to support a wireless-based strategy. If this infrastructure build out does not occur, our revenue may not grow. In addition, our business may be harmed if the number of users of mobile and wireless devices does not increase, or if e-business and m-business do not become more accepted and widespread. The use and acceptance of the Internet and of mobile and wireless devices may not increase for any number of reasons, including:

•	actual or perceived lack of security for sensitive information, such as credit card numbers;

•	traffic or other usage delays on the Internet;

•	competing technologies;

•	governmental regulation; and

•	uncertainty regarding intellectual property ownership.

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

We have recently issued convertible debentures and our increased debt may place restrictions on our operations and limit our growth.

On August 30, 2001, we issued and sold Cdn.$13.5 million ($8.7 million based on exchange rate on August 30, 2001) aggregate principal amount of 7.25% convertible notes (the Notes) on a private placement basis. The Notes were subsequently converted by the holders thereof, without payment of additional consideration, into an equal principal amount of 7.25% senior convertible unsecured subordinated debentures (the Debentures) mature on August 30, 2004 and are convertible into our common shares at the holder’s option at any time before the close of business on the earlier of August 30, 2004 and the last business day before the date specified for redemption, if any, at a conversion price of Cdn.$3.85 ($2.42 based on the United States/Canadian exchange rate on January 31, 2002) per common share. If all of the Debentures are converted into common shares, holders of our outstanding common shares could experience substantial dilution of their interest in the Company.

        Our total liabilities on a consolidated basis as of January 31, 2002 were approximately $21.0 million. The level of our indebtedness could have important consequences on our ability to operate and grow our business, including the following: (i) our ability to obtain additional financing in the future could be restricted: (ii) our cash flow from operations dedicated to the payment of the principal of, an interest on, our indebtedness will not be available for other purposes; and (iii) our flexibility in planning for, or reacting to, changes in our business and market conditions could be restricted. In addition, we may be more highly leveraged than certain of our competitors, which might place us at a competitive disadvantage, and we could be more vulnerable in the event of further downturns in our business.

We may not generate the required cash flow to service our debt.

Annual cash interest requirements on the Debentures will be approximately Cdn. $955,000 ($600,000 based on the exchange rate on January 31, 2002). There can be no assurance that we will achieve or sustain profitability or positive cash flow from operating activities, we may not be able to meet our debt service or working capital requirements or to obtain additional capital required in order to execute our business plan.

Acquisitions could harm our business.

We acquired Consensus Development Corporation and Uptronics Incorporated in fiscal year 1999, Trustpoint in fiscal year 2000, and DRG Resources Group, Inc. in fiscal year 2001. We may acquire additional businesses, technologies, product lines or services in the future either in the United States or abroad. Acquisitions involve a number of risks, potentially including:

•	disruption to our business;

•	inability to integrate, train, retain and motivate key personnel of the acquired business;

•	diversion of our management from our day-to-day operations;

•	inability to incorporate acquired technologies successfully into our products and services;

•	additional expense associated with completing an acquisition and amortization of any acquired intangible assets;

•	impairment of relationships with our employees, customers and strategic partners; and

•	inability to maintain uniform standards, controls, procedures and policies.

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

Our success depends on attracting and retaining skilled personnel.

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

We face risks related to our international operations.

For the nine months ended January 31, 2002, and the fiscal year ended April 30, 2001, we derived approximately 5% and 10%, respectively, of our revenue from international operations. An important component of our long-term strategy is to further expand into international markets, and we must continue to devote resources to our international operations in order to succeed in these markets. To date, we have limited experience in international operations and may not be able to compete effectively in international markets. This future expansion is expected to involve opening foreign sales offices, which may cause us to incur substantial costs. International sales and operations may be limited or disrupted by increased regulatory requirements, the imposition of government and currency controls, export license requirements, political instability, labor unrest, transportation delays and interruptions, trade restrictions, changes in tariffs and difficulties in staffing and coordinating communications among international operations. In addition, these foreign markets may require us to develop new products or modify our existing products. There can be no assurance that we will be able to manage effectively the risks associated with our international operations or that those operations will contribute positively to our business, financial condition or operating results.

We face risks related to intellectual property rights.

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

Our products could have defects, which could delay their shipment, harm our reputation and increase costs.

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

System interruptions and security breaches could harm our business.

        We use a secure data center for issuing certificates. We will depend on the uninterrupted operation of that data center. We will need to protect this center and our other systems from loss, damage, or interruption caused by fire, power loss, telecommunications failure or other events beyond our control. In addition, most of our systems and the data center are located, and most of our customer information is stored, in the San Francisco Bay Area, which is susceptible to earthquakes. Any damage or failure that causes interruptions in our data center and our other computer and communications systems could materially adversely affect our business, financial condition and operating results.

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

We will retain certain confidential customer information in our planned data center. It is important to our business that our facilities and infrastructure remain secure and be perceived by the marketplace to be secure. Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or other disruptive problems. It is possible that we may have to expend additional financial and other resources to address these problems. Any physical or electronic break-ins or other security breaches or compromises of the information stored at our planned data center may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability and damage to our reputation, and customers could be reluctant to use our products and services. Such an occurrence could also result in adverse publicity and adversely affect the market’s perception of our products and services, which could materially adversely affect our business, financial condition and operating results.

We must continue to develop and maintain strategic and other relationships.

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

We compete with some of our customers.

We regularly license some of our products to customers who compete with us in other product categories. For example, we license our Security Builder® cryptographic toolkit to Baltimore Technologies for incorporation into its UniCERT™ product, which competes with our Trustpoint™ product line. This potential conflict may deter existing and potential future customers from licensing some of our component products, most notably our Security Builder® cryptographic toolkit. We expect to compete with a greater number of our customers as we further expand our product line.

Our share price has been, and will likely continue to be, volatile.

The market price of our common shares has declined significantly in recent months, and we expect that the market price of our common shares may fluctuate substantially as a result of variations in our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our common shares is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common shares may fall dramatically in response to a variety of factors, including:

•	announcements of technological or competitive developments;

•	acquisitions or entry into strategic alliances by us or our competitors;

•	the gain or loss of a significant customer or strategic relationship;

•	changes in estimates of our financial performance;

•	changes in recommendations from securities analysts regarding us, our industry or our customers’ industries; and

•	general market or economic conditions.

This risk may be heightened because our industry is new and evolving, is characterized by rapid technological change and is susceptible to the introduction of new competing technologies or competitors.

        In addition, equity securities of many technology companies have experienced significant price and volume fluctuations. These price and volume fluctuations are sometimes unrelated to the operating performance of the affected companies. Volatility in the market price of our common shares could result in securities class action litigation. This type of litigation, regardless of the outcome, could result in substantial costs to us as well as a diversion of our management’s attention and resources.

We have limited financial resources and may require additional financing that may not be available on acceptable terms or at all.

We may need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our development and marketing efforts and other operations. We may need to raise additional capital in order to fund the continued development and marketing of our products or to fund strategic acquisitions or investments. We believe that our current cash, cash equivalents, marketable securities and anticipated cash flow from operations will be sufficient to meet our liquidity needs for the foreseeable future. In the event that we experience a material reduction in our estimated revenues or we are unable to maintain our costs at their current levels or lower in the near term, we may need to raise additional funds through public or private financings, strategic partnerships, as well as collaborative relationships, borrowings and other available sources or further restructure our operations. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If we raise funds by issuing additional equity securities, the percentage of our stock owned by our then current shareholders will be reduced. If adequate funds are not available, we may be required to significantly curtail one or more of our research and development programs or commercialization efforts or to obtain funds through arrangements with collaborative partners or others on less favorable terms.

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

Risks Related to Our Industry

Public key cryptographic technology is subject to risks.

Our products and services are largely based on public-key cryptographic technology. With public-key cryptographic technology, a user has both a public-key and a private-key. The security afforded by this technology depends on the integrity of a user’s private-key and on it not being stolen or otherwise compromised. The integrity of private keys also depends in part on the application of certain mathematical principles such as factoring and elliptic curve discrete logarithms. This integrity is predicated on the assumption that solving problems based on these principles is difficult. Should a relatively easy solution to these problems be developed, then the security of encryption products using public-key cryptographic technology could be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our products and services obsolete or unmarketable. Even if no breakthroughs in methods of attacking cryptographic systems are made, factoring problems or elliptic curve discrete logarithm problems can theoretically be solved by computer systems that are significantly faster and more powerful than those currently available. In the past, there have been public announcements of the successful decoding of certain cryptographic messages and of the potential misappropriation of private keys. Such publicity could also adversely affect the public perception as to the safety of public-key cryptographic technology. Furthermore, an actual or perceived breach of security at one of our customers, whether or not due to our products, could result in adverse publicity for us and damage to our reputation. Such adverse public perception or any of these other risks, if they actually occur, could materially adversely affect our business, financial condition and operating results.

Our future success will depend upon our ability to anticipate and keep pace with technological changes.

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

We face significant competition, which could harm our ability to maintain or increase sales of our products or reduce the prices we can charge for our products.

We operate in a highly competitive industry. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. We anticipate that the quality, functionality and breadth of our competitors’ product offerings will improve, and there can be no assurance that we will be able to compete effectively with such product offerings. In addition, we could be materially adversely affected if there were a significant movement towards the acceptance of open source solutions or other alternative technologies that compete with our products. We expect that additional competition will develop, both from existing businesses in the information security industry and from new entrants, as demand for information products and services expands and as the market for these products and services becomes more established. Moreover, as competition increases, the prices that we charge for our products may decline. If we are not able to compete successfully, our business, financial condition and operating results could be materially adversely affected. Our most significant direct competitors include RSA Security, Inc., VeriSign, Inc., and Entrust Inc.

Electronic security technologies are under constant attack.

The strength of our cryptographic and other e-security technologies are constantly being tested by computer professionals, academics and “hackers”. Any significant advance in the techniques for attacking cryptographic systems could make some or all of our products obsolete or unmarketable. Our cryptographic systems depend in part on the application of certain mathematical principles. The security afforded by our encryption products is based on the assumption that the “factoring” of the composite of large prime numbers is difficult. If an “easy factoring method” were developed, then the security of our encryption products would be reduced or eliminated. Even if no breakthroughs in factoring are discovered, factoring problems can theoretically be solved by a computer system significantly faster and more powerful than those currently available. If these improved techniques for attacking cryptographic systems are ever developed, our business or operating results could be adversely impacted.

Our business could be adversely affected by United States and foreign government regulation.

        The information security industry is governed by regulations that could have a material adverse effect on our business. Both the United States and Canadian governments regulate the export of cryptographic equipment and software, including many of our products. It is also possible that laws could be enacted covering issues such as user privacy, pricing, content, and quality of products and services in these markets. Such regulations and laws could cause us to compromise our source code protection, minimize our intellectual property protection, negatively impact our plans for global expansion, and consequently materially adversely affect our business.

Risks Related to Our Corporate Charter; Limitations on Dividends

The anti-takeover effect of certain of our charter provisions could delay or prevent our being acquired.

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

Our shareholder rights plan could delay or prevent our being acquired.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

Currency fluctuations may materially adversely affect us. In fiscal 2000, approximately 33% of our total operating expenses were paid in currencies other than the United States dollars. In fiscal 2001, approximately 29% of our total operating expenses were paid in currencies other than the United States dollar. In the first nine months of fiscal 2002, approximately 33% of our total operating expenses were paid in currencies other than the United States dollar. Fluctuations in the exchange rate between the United States dollar and such other currencies may have a material adverse effect on our business, financial condition and operating results. In particular, we may be materially adversely affected by a significant strengthening of the Canadian dollar against the United States dollar.

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

All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalent. All investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. We believe that an immediate 100 basis point move in interest rates would not materially affect the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalent and short-term investments in a variety of securities, including commercial paper, medium-term notes, and corporate bonds. As of January 31, 2002, our interest rate risk was further limited by the fact that approximately 100% of our investments mature in less than one year. We do not use any derivative instruments to reduce our exposure to interest rate fluctuations.

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

In April 2000, we received a letter on behalf of Carnegie Mellon University asserting that it owns the trademark “CERT”, and that it believes our use of the stock symbol “CERT” will cause confusion with and/or dilute its purported trademark. Although we intend to defend our use of the stock symbol “CERT” vigorously, there can be no assurance that we will be successful in doing so, or that this dispute with the University will not have a material adverse impact on us.

We have also received a letter on behalf of Geoworks Corporation asserting that it holds a patent on certain aspects of technology that are part of the WAP standard. Our WTLS Plus™ toolkit may be used to implement WAP-compliant technology. After an internal investigation based upon the description of Geoworks’ purportedly patented technology provided by Geoworks, it is our belief that our toolkits do not include implementation of the Geoworks technology. We have also become aware of a letter circulated on behalf of a Mr. Bruce Dickens asserting that he holds a patent on certain aspects of technology that are implemented within certain portions of the SSL standard. After an internal investigation, it is our belief that we do not implement any validly patented technology. We have received a letter on behalf of eSignX (eSignX) Corporation drawing our attention to a patent which it purports to hold on certain aspects of technology related to the use of WAP-enabled portable electronic authorization devices for approving transactions. The letter states that, based upon a review of a press release announcing our Trustpoint™ PKI product, that our product may be covered by eSignX’s patent. We have conducted an initial investigation and due to the vague description of the suggested infringement by our products, we were unable to determine the validity of such suggestions. We requested further elaboration from eSignX, and while a response was provided, this matter is complex in nature and we are still in the process of performing an appropriate analysis. Due to the complex and technical nature of such claims, the process of determining the appropriate action often requires a series of communications (each with attendant analysis) to reach an adequate understanding of the scope of such a patent.

On October 18 2001, we were served with a lawsuit commenced by Mr. Leon Stambler against several companies, asserting that Mr. Stambler holds enforceable patents on certain aspects of technology related to online transactions, and seeking unspecified damages (United States District Court- Delaware/ Case # 01-0065-SLR). We have retained counsel, filed an answer to that complaint, and are conducting discovery. The court has ordered all parties to commence non-binding mediation discussions in April 2002. Although we intend to vigorously defend our right to the use the indicted technology, there can be no assurance that we will be successful in doing so. Continued litigation will be expensive and will require significant management time. In general, there can be no assurance that such asserted patents will not have a material adverse impact on us.

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

We have not set aside any financial reserves related to the actions discussed above.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Index to Exhibits

Exhibit Number	Description

10.5	Employment Agreement dated February 26, 2002 between Certicom Corp. and Ian McKinnon

10.6	Agreement to Assign Purchase Agreement

10.7	Assignment of Purchase Agreement

10.8	Amendment to Assignment of Purchase Agreement

10.9	Amendment to Agreement to Assign Purchase Agreement

10.10	Surrender of Lease

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March 2002. .

Certicom Corp.

By:	/s/ GREGORY M. CAPITOLO
Gregory M. Capitolo Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)